Form 10-K
RMI TITANIUM CO
filed 1994-03-02
CIK 854663

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required] for the fiscal year ended December 31, 1993 or

[    ]  Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [no fee required] for the transition period from to

                            COMMISSION FILE NUMBER 1-10319

                                 RMI TITANIUM COMPANY
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     OHIO                                        31-0875005
           (State of Incorporation)                           (I.R.S. Employer

                                                             Identification No.)
        1000 WARREN AVENUE, NILES, OHIO                             44446
   (Address of principal executive offices)                      (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 216-544-7700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                            ON WHICH REGISTERED
- -----------------------------------------------        -----------------------------
    Common Stock, Par Value $0.01 Per Share                New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 1, 1994: $12,394,666. The amount shown is based on the closing price of the registrant's common stock on the New York Stock Exchange on that date. Shares of common stock known by the registrant to be beneficially owned by officers or directors of the registrant or by USX Corporation, the owner of record of 7,500,000 shares of such voting stock, are not included in the computation. The registrant, however, has made no determination that such officers or directors are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

Number of shares of common stock outstanding at February 1, 1994: 14,750,459

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Selected Portions of the 1994 Proxy Statement--Part III of this Report.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                              RMI TITANIUM COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

     As used in this report, the terms "RMI," "Company," and "Registrant" mean RMI Titanium Company, its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
                                              PART I
Item  1.  Business......................................................................     1
Item  2.  Properties....................................................................     6
Item  3.  Legal Proceedings.............................................................     7
Item  4.  Submission of Matters to a Vote of Security Holders...........................    10
                                             PART II
Item  5.  Market for the Registrant's Common Equity and Related Stockholder Matters.....    10
Item  6.  Selected Financial Data.......................................................    11
Item  7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................................    11
Item  8.  Financial Statements and Supplementary Data...................................    16
Item  9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..........................................................    31
                                             PART III
Item 10.  Directors and Executive Officers of the Registrant............................    31
Item 11.  Executive Compensation........................................................    31
Item 12.  Security Ownership of Certain Beneficial Owners and Management................    31
Item 13.  Certain Relationships and Related Transactions................................    31
                                             PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............    32
Signatures..............................................................................    35
Index to Exhibits.......................................................................    36

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     The Company is one of the world's leading producers of titanium mill products. Titanium mill products are used principally in the aerospace industry in commercial and military aircraft, with major nonaerospace applications in chemical processing equipment, mesh for bridge and deck repair, tubular products for oil and gas production, pulp and paper production facilities and medical implants.

     The Company is a successor to entities that have been operating in the titanium industry since 1958. The Company is an Ohio corporation, originally incorporated in Ohio in 1975. Its principal executive offices are located at 1000 Warren Avenue, Niles, Ohio 44446.

     In April, 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for 15,000,000 shares of the Company's Common Stock (the "Reorganization"). Quantum then sold its 7,500,000 shares to the public. USX retained ownership of its 7,500,000 shares. At December 31, 1993, approximately 51% of the Company's outstanding common stock was owned by USX.

     In early 1992, the Company closed its titanium sponge facilities located in Ashtabula, Ohio and entered into two supply arrangements for the purchase of titanium sponge. These steps have significantly reduced primary raw material costs and improved the Company's long-term competitive position. For further information, see "Raw Materials."

     RMI has received certification under ISO-9002 by Bureau Veritas Quality International for all four of its titanium mill product manufacturing facilities. ISO-9002 is an international quality management standard recognized by 90 countries and requires a stringent assessment of all phases of a company's quality system. RMI is the first, and to date, the only domestic titanium mill products manufacturer to receive ISO certification.

     In order to adequately finance development of new products and markets while meeting its liquidity needs, the Board of Directors has determined the Company should seek to raise up to $30 million. The Company currently intends to raise this amount through a rights offering to shareholders. In contemplation of a rights offering, the Company's Board of Directors is seeking shareholder approval at the annual meeting to amend the Articles of Incorporation of the Company in order to implement a one-for-ten reverse stock split. For further information concerning the rights offering see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity."

INDUSTRY OVERVIEW

     Titanium is one of the newest industrial metals. It possesses physical characteristics such as high strength-to-weight ratio, high temperature performance and superior corrosion and erosion resistance. The first major commercial application of titanium occurred in the early 1950's when it was used as a component in aircraft gas turbine engines. Subsequent applications were developed to use the material in airframe construction. Historically, approximately 75-80% of the U.S. titanium industry's output has been used in aerospace applications. However, the decline in aerospace demand in recent years has resulted in an increased emphasis on nonaerospace products.

     There are two distinct types of participants in the domestic titanium market: integrated and nonintegrated producers. Integrated producers produce both titanium sponge and mill products. Nonintegrated producers acquire their titanium sponge from third parties. By virtue of the Company's decision in 1992 to discontinue its production of titanium sponge, two integrated producers remain in the U.S. There are also a number of domestic nonintegrated producers, of which the Company is the largest. Internationally, there are a number of companies in the titanium industry producing sponge and/or mill products.

     The cyclical nature of the aerospace industry has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. Prior to 1989-1990, the last peak in the titanium industry cycle occurred during the 1979-1982 period. From 1987 through late 1990, average unit prices for the Company's mill products increased steadily. Domestic industry shipment volumes in 1989 increased to 55 million pounds from 50 million in 1988, then decreased to 53 million pounds in 1990. Shipments for 1991 decreased to approximately 34 million pounds, a decrease of 35% from 1990 levels, the largest single one year decrease in the history of the industry. Domestic industry shipments in 1992 amounted to approximately 35 million pounds. Although final domestic industry shipment data for 1993 is not yet available, the Company believes that total industry shipments were at 35 to 36 million pounds. The Company's shipments of mill products in 1993 were virtually unchanged from 1992 levels. Domestic industry shipping volumes for 1994 are not expected to increase significantly from 1993 levels. In response to competitive price pressures caused by reduced demand, the Company's average selling prices for mill products in 1993 decreased 6% from 1992. While excess titanium inventories at prime aerospace contractors appear to have decreased, a declining U.S. military budget and production cutbacks at Boeing, McDonnell Douglas and Airbus Industrie resulting from reduced commercial airline demand for new aircraft continue to negatively impact the demand for mill products.

     Aerospace demand originates from two sectors: military and commercial. Since 1987 commercial aerospace has become the dominant factor in titanium demand. The commercial aerospace sector is expected to continue to dominate the demand for titanium because of such factors as the need to repair and replace aging fleets, and growth of worldwide air traffic. However, reduced commercial airline profitability and consolidation of major commercial carriers are having a continuing negative impact on the commercial aerospace industry. Military aerospace demand, which remained relatively stable through 1989, dropped sharply between 1990 and 1991 and with the exception of a few specific programs, is expected to remain relatively flat.

PRODUCTS AND MARKETS

     The Company operates in a single business segment: Titanium Metal Products and Related Products and Services. Titanium Metal Products consist principally of mill products such as ingot, slab, bloom, billet, bar, plate, sheet, strip, pipe and tube. Related Products and Services include hot-formed and superplastically formed parts for aerospace applications, cut shapes and titanium metal powders. Revenues from a titanium drilling riser contract, which commenced in 1993, are included in Related Products and Services. The Company also provides processing or conversion services for customer owned materials. Additionally, the Company acts as contractor for the U.S. Department of Energy ("DOE") for the remediation and restoration of the Company's former Extrusion Plant located in Ashtabula, Ohio. Revenue from the DOE contract is included in the Other category. Prior to 1992, the Company also produced its own titanium sponge, some of which was sold to domestic nonintegrated producers, as well as sodium chloride, metallic sodium and sodium hypochlorite, which are classified as Discontinued Products.

     The amount of sales and percentage of consolidated sales represented by individual product classifications during each of the years beginning in 1989 was as follows:

                                   RMI SALES
                             (DOLLARS IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31
                                    --------------------------------------------------------------------------------
                                        1993             1992             1991             1990             1989
                                    ------------     ------------     ------------     ------------     ------------
Mill Products.....................  $ 96.5    76%    $110.5    81%    $128.8    78%    $208.0    81%    $184.3    76%
Related Products and Services.....    20.5    16       16.8    13       17.3    10       16.5     6       19.9     8
Other*............................    10.4     8        5.7     4        6.3     4        7.9     4        8.1     4
Discontinued Products**...........      --    --        2.6     2       13.2     8       22.9     9       29.7    12
                                    ------   ---     ------   ---     ------   ---     ------   ---     ------   ---
    Total.........................  $127.4   100%    $135.6   100%    $165.6   100%    $255.3   100%    $242.0   100%
                                    ------   ---     ------   ---     ------   ---     ------   ---     ------   ---
                                    ------   ---     ------   ---     ------   ---     ------   ---     ------   ---

- ---------

 * DOE remediation and restoration contract and preliminary restoration activity.
** Discontinued Products includes titanium sponge, sodium chloride, sodium hypochlorite, and metallic sodium, which are no longer manufactured.

MILL PRODUCTS

     The Company produces a full range of titanium mill products which are used in both the aerospace and nonaerospace markets.

     Aerospace Business. Approximately 70% of the Company's 1993 mill product sales were aerospace related compared with approximately 76% in 1992. The Company's products are certified and approved for use by all major domestic and most international manufacturers of commercial and military aircraft and jet engines. Products such as sheet, plate, strip, bar, billet and ingot, as well as related products such as hot-formed or superplastically formed parts, are utilized in aircraft bulkheads, tail sections, wing support and carry-through structures and various engine components including rotor blades, vanes, discs, rings and engine cases.

     The leading manufacturers of commercial aircraft, Boeing Company, McDonnell Douglas Corporation and Airbus Industrie, have reported an aggregate of approximately 2,025 planes under order and deliverable over the next five years. The comparable backlog in 1992 amounted to 2,500 planes. Other industry sources have reported that these companies have an aggregate backlog of approximately 3,000 planes under both firm orders and purchase options. However, the impact of an uncertain world economy and instability in the commercial airline industry may cause these manufacturers to re-evaluate aircraft orders and options. Deliveries of commercial aircraft by the above manufacturers totaled 546 in 1993, 738 in 1992, and 753 in 1991.

     Nonaerospace Business. Principal nonaerospace mill products include commercially pure (unalloyed) strip, tube and plate used for chemical processing, oil refining, pulp and paper equipment and mesh for bridge and deck repair. Bar is sold for the production of medical implants where the Company enjoys a significant market share. The Company is also a leading supplier of commercially pure titanium plate and strip, which offers superior corrosion resistance and ductility for critical forming and metal expansion. Nonaerospace sales in 1993 accounted for approximately 30% of the Company's mill product sales and 24% in 1992. Since the Company's entry into strip production in 1984 and tube production in 1986, sales of these two products have grown to a majority of the Company's total nonaerospace mill product sales.

     In addition, the Company has entered into two joint venture arrangements in an effort to increase its participation in the nonaerospace sectors. The first, formed with Precision Tube Technology, Inc. of Houston, Texas, will manufacture and sell titanium coiled tubing for the downhole and offshore control line markets of the petroleum industry. The second venture, Permipipe Titanium AS, formed with Permascand AB, of Sweden, was finalized in January 1993. The venture will be located in Norway and manufacture heavy-wall welded titanium tube and pipe for the oil and gas, petrochemical, pulp and paper, and other process industries. Manufacturing operations are expected to commence in the first half of 1994. RMI will supply input material to both joint ventures.

RELATED PRODUCTS AND SERVICES

     Related Products and Services include cut shapes, hot-formed and superplastically formed parts for aerospace applications, and titanium powders. The Company also provides conversion services for other titanium and specialty metals producers. Titanium powders are used for alloy additions, superconductors, grain refinement of other metals and titanium powder metal parts.

     The Company has devoted significant resources and effort to develop new applications and markets for titanium in the energy extraction and chemical process industries. During 1993, the Company executed an agreement under which it will supply the world's first high-pressure titanium drilling riser for use in the Conoco Norway, Inc. Heidrun Project located in the Norwegian sector of the North Sea. Work commenced on the project in the third quarter of 1993, with deliveries scheduled to begin in the fourth quarter of 1994. The total value of the contract is in excess of $10 million.

OTHER REVENUE

     During the fourth quarter of 1993, the Company entered into a long-term agreement with the DOE covering the remediation and restoration of the Company's former Extrusion Plant located in Ashtabula, Ohio, for which the DOE is responsible as a result of work performed there for the government. The Company will serve as prime contractor during the remediation and restoration period. The total amount of revenues to be recognized, which will be included in the Other category, are not determinable at this time. However, based on the current scope of work and assuming adequate DOE funding, revenues are expected to exceed $250 million over the life of the contract, which is currently expected to exceed ten years.

EXPORTS

     Including revenues recognized in connection with the titanium drilling riser contract, approximately 19% of consolidated sales in 1993 were generated by exports, primarily to the European market, where the Company believes it is a leader in supplying alloy flat-rolled titanium mill products as well as rotating quality billet. Export sales comprised approximately 23% and 22% of consolidated sales in 1992 and 1991, respectively. As a result of the overall decrease in world demand for titanium, particularly in the European aerospace sector, the Company's export sales in 1993 decreased approximately 24% from 1992. Export sales in 1992 decreased approximately 12% from 1991. Through its distributors, contracts have been secured to furnish titanium mill products to major European aerospace manufacturers. In order to enhance its presence in the European market, in 1992 the Company acquired a 40% ownership interest in its French distributor, Reamet, SA. Most of the Company's exports consist of titanium mill products used in aerospace markets. The Company's exports also consist of slab, commercially pure strip, and plate and welded tubing used in nonaerospace markets.

BACKLOG

     For a discussion of order backlog, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Outlook--Backlog."

COMPETITION AND OTHER MARKET FACTORS

     The Company is one of the major producers of titanium mill products in the world. The titanium metals industry is highly competitive on a worldwide basis. Competition is primarily on the basis of price, quality and delivery.

     Integrated and nonintegrated producers of mill products are located primarily in the U.S., Japan, the Commonwealth of Independent States ("CIS"), Europe and China. Following closure of the Company's sponge facilities in 1992, there are two remaining integrated producers in the United States. There are also a number of domestic nonintegrated producers which along with the Company produce mill products from purchased sponge, scrap or ingot. However, none of the Company's nonintegrated competitors produce as full a line of mill products as does RMI.

     Imports of titanium mill products from countries that receive the most-favored nation-tariff rate ("MFN") are subject to a 15% tariff. The tariff rate applicable to imports from countries that do not receive MFN treatment is 45%. Japanese producers, which benefit from MFN treatment, participate significantly in the European market, but historically have not been a major factor in the U.S. mill products market. The United States does not currently grant MFN treatment to imports, including titanium mill product imports, from the CIS. However, effective October 18, 1993, the United States government extended the benefits of the Generalized System of Preferences ("GSP") to Russia. Under GSP, the United States grants duty-free access to semifinished and agricultural products from developing countries and territories. Certain titanium mill products are covered by GSP. However, titanium sponge has not been afforded GSP treatment. While countries within the CIS, including Russia, have not participated to any significant degree in the U.S. market for titanium mill products, they have the largest titanium production capacity in the world and could materially affect competition if their exports were to increase significantly. Several of the Company's competitors have together challenged the granting of GSP benefits to Russian titanium mill products. The Company is not a party to this challenge. RMI anticipates that the GSP situation will provide the Company with additional opportunities for metallics supplies. The Company has conducted preliminary discussions with several Russian companies regarding potential cooperative ventures.

MARKETING AND DISTRIBUTION

     RMI markets its titanium mill products and related products and services worldwide. Approximately 80% of the Company's consolidated sales are made through its internal sales organization. RMI's domestic sales force has offices in Niles, Ohio; Houston, Texas; Brea, California; Washington, Missouri; and Salt Lake City, Utah. Technical marketing personnel are available to service these offices and to assist in new product applications and development. In addition, the Company's Customer Technical Service and Research and Development Departments, both located in Niles, Ohio, provide extensive customer support.

     Independent distributors, while accounting for only a small portion of sales, are an important channel of distribution for the Company. The use of distributors allows RMI to service customers who require off-the-shelf titanium mill products without an investment by the Company in inventories, facilities and additional sales staff.

     In the U.S., RMI maintains an exclusive domestic distributorship arrangement with A.M. Castle and Co. ("AMC"), one of the nation's largest independent metal service centers, having numerous domestic locations. AMC possesses special expertise in titanium, including cutting and warehousing capability.

     Internationally, RMI maintains a sales office in England and has a worldwide network of independent sales representatives and distributors. In 1992, in an exchange of common stock, the Company acquired a 40% ownership interest in its French distributor, Reamet, SA. As a leading supplier of alloy flat-rolled titanium mill products to the European market, the Company has worked through its distributors to secure contracts to furnish mill products to the major European aerospace manufacturers. As a result, the Company has export sales to customers in France, the United Kingdom and Germany. International sales representation is also available for the Netherlands, Italy, Israel, Spain, Sweden, Brazil, Belgium, Norway and Australia.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT

     The Company conducts research, technical and product development activities at facilities in Niles. The principal goals of the Company's research program are maintaining technical expertise in the production of titanium metal and related products and providing technical support in the development of new markets and products. Beyond the Company's own funding, certain major customers have assisted in funding the Company's development of specific titanium applications. Research, technical and product development costs totaled $2.4 million in 1993, $2.4 million in 1992, and $6.1 million in 1991. Customer assisted funding, which is treated as a reduction of research and development spending, reduced research and development expense to $1.5 million, $1.6 million, and $3.5 million, in 1993, 1992 and 1991, respectively.

     The Company has research laboratories in Niles which contain melting, metal processing and metal testing facilities and a corrosion laboratory for support of the nonaerospace markets.

PATENTS AND TRADEMARKS

     The Company possesses a substantial body of technical know-how and trade secrets and owns ten U.S. patents applicable primarily to product formulations and uses. The Company considers its know-how, trade secrets and patents important to its business, although no individual item is considered to be material to current business. Patents related to alloy formulations have been cross-licensed with another titanium producer resulting in a small current royalty income.

EMPLOYEE RELATIONS

     As of December 31, 1993, the Company and its Subsidiaries employed 844 people, 179 of whom were classified as administrative and sales personnel. Approximately 62 of the 844 employees were on temporary or extended layoff status and 113 were directly involved with the DOE remediation and restoration contract at the Company's former Extrusion Plant.

     Hourly, clerical and technical employees at the Niles Manufacturing Plant and the hourly employees at the former Extrusion Plant are represented by the United Steel Workers of America ("USWA"). Other than remaining hourly workers at the Sodium Plant, who are represented by the Oil, Chemicals and Atomic

Workers Union, the remaining employees are not represented by a union. In October 1992, a three year labor agreement was reached with the USWA unit at Niles. The hourly employees at the former Extrusion Plant agreed to a three year contract in January 1993. The Company believes its relationships with its employees to be good.

RAW MATERIALS

     Following the closure of its sponge production facilities in early 1992, the Company began purchasing its titanium sponge from outside sources. The Company has entered into two long-term sponge supply arrangements, each with pricing below the cost of sponge which was produced at the Company's own facilities. In addition, the Company has supplemented its metallics requirements with additional sponge and raw material purchases from other suppliers, both foreign and domestic.

     The Company purchases titanium tetrachloride, the primary raw material used in the manufacture of titanium sponge, from SCM Chemicals, Inc. ("SCM") pursuant to a supply agreement originally scheduled to expire in 1996. Titanium tetrachloride is shipped to one of the Company's long-term sponge suppliers where it is used in providing sponge for the Company.

     In January 1993, the Company and SCM negotiated a modification of the supply agreement which provides, among other things, for reduced annual purchase requirements over an extended time period. As part of the transaction and in light of the Company's significantly reduced requirements for water, the Company sold to SCM its 70% interest in ASHCO, Inc., a company which sells and distributes raw process water in Ashtabula, Ohio, to industrial customers, including SCM. The sale of the Company's investment in ASHCO, Inc. resulted in no gain or loss to the Company.

     The Company believes it has adequate sources for alloying agents and other miscellaneous raw materials.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of the Company together with their ages and titles. Each executive officer was first elected to his position with the Company on August 15, 1989, with the exception of Mr. Rupert who was elected to his position on September 1, 1991. However, each of the executive officers, with the exception of Mr. Rupert, has been in his present capacity or similar managerial position with the Company's predecessors for more than the past five years.

     Beginning in 1982, Mr. Gieg acted in the capacity of President of RMI Company, the immediate predecessor of the Company. Prior to the Reorganization, Mr. Gieg was an employee of USX. Since the date of the Reorganization, Mr. Gieg has been an employee of the Company.

     Mr. Rupert was elected to his position effective September 1, 1991. Prior to his employment with the Company, Mr. Rupert was employed for 23 years by USX Corporation in various accounting and finance positions.

               NAME                    AGE                          TITLE
- -----------------------------------    ---     -----------------------------------------------
L. Frederick Gieg, Jr. ............    62      President and Chief Executive Officer
John H. Odle.......................    51      Senior Vice President-Commercial and Research
Timothy G. Rupert..................    47      Vice President and Chief Financial Officer

ITEM 2. PROPERTIES

     The Company's principal products together with the location of its principal manufacturing plants and aggregate capacity are set forth below.

                                   FACILITIES

                  PRODUCT                         ANNUAL CAPACITY                LOCATION
- --------------------------------------------  ------------------------    ----------------------
Ingot.......................................  36 Million Pounds (1)       Niles, OH
Mill Products...............................  22 Million Pounds (1)       Niles, OH
                                                                          Hermitage, PA
                                                                          Sharon, PA
Hot-Formed and Superplastically Formed                                    Washington, MO
  Components................................  21 Thousand Press Hours     Sullivan, MO
Titanium Metal Powders......................  1.5 Million Pounds          Salt Lake City, UT

- ---------

(1) Rated capacity based on current product mix and yields.

     In total, the Company has over 728,000 square feet of manufacturing facilities exclusive of office space, located primarily in Niles, Ohio. The Company owns all of the foregoing facilities, except for the Sharon, Pennsylvania and Sullivan, Missouri sites, and certain buildings and property at Washington, Missouri, all of which are leased. The plants have been constructed at various times over a long period. Many of the buildings have been remodeled or expanded and additional buildings have been constructed from time to time. Much of the equipment at the various locations has likewise been replaced or remodeled and new equipment has been added at various times. The Company believes that the plants are adequate and suitable for its operating needs. At December 31, 1993 the Company's ingot and mill products facilities were being utilized at approximately 50% of rated capacities.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims against the Company are generally covered by insurance. Given the critical nature of many of the aerospace end uses for the Company's products, including specifically their use in critical rotating parts of gas turbine engines, the Company maintains aircraft products liability insurance of $250 million, which includes an aggregate $100 million grounding liability.

GENERAL

     The Company has been named as a defendant in a number of cases arising from the aircraft crash at Sioux City, Iowa, which occurred on July 19, 1989. In its final report, issued November 1, 1990, the National Transportation Safety Board ("NTSB") concluded that the titanium used to manufacture the fan disc which ultimately failed, leading to the crash, was supplied by a major competitor of the Company. Based on the conclusions contained in the NTSB report and the coverage provided by aircraft products liability insurance, the Company does not anticipate any adverse financial exposure as a result of these actions.

     In connection with the closing of the Sodium and Metals Reduction Plants, the Oil, Chemical and Atomic Workers Union, Local 729, has brought an action against the Company alleging violation of the notification provisions of the Worker Adjustment and Retraining Notification Act ("WARN"). Three classes of former employees of the Company's Sodium and Metals Reduction plants have alleged that they did not receive the appropriate warnings of their pending layoffs or layoffs as required under WARN. This case is currently in the discovery phase. The Company believes that it has complied with the provisions of WARN and that the claims are substantially without merit.

ENVIRONMENTAL

     The Company is subject to extensive federal, state and local laws and regulations concerning environmental matters. During 1993, the Company spent approximately $0.9 million for environmental-related expenditures, and $0.7 million in each of 1992 and 1991. The Company broadly estimates environmental-related expenditures, including capital items and compliance costs, will total approximately $2.0 million during the 1994-1995 period.

     In connection with the Reorganization, the Company assumed all responsibility for environmental matters relating to RMI Company and its immediate predecessor, Reactive Metals, Inc., which commenced business on April 1, 1964, and agreed to indemnify Quantum and USX against any liability relating to such environmental matters. Quantum and USX have been named as a potentially responsible parties in connection with the Fields Brook Superfund site discussed below. In addition, Quantum initially acquired the Company's now closed Ashtabula facilities in 1950, which it owned until 1964, when they were acquired by Reactive Metals, Inc. Although the Company believes it may have claims with respect to possible remediation and other costs against Quantum for the pre-1964 period, ultimate apportionment of any liability between the Company and Quantum has not been finally agreed upon.

     Active Investigative or Cleanup Sites. The Company is involved in investigative or cleanup projects at certain waste disposal sites, which are discussed below.

          Fields Brook Superfund Site. The Company, together with 31 other companies has been identified by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") with respect to a Superfund site defined as the Fields Brook watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The EPA's 1986 estimate of the cost of remediation of the Fields Brook sediment operable unit was $48 million. The actual cost of remediation may vary from the estimate depending upon a number of factors such as extent of contamination, method of remediation, required cleanup standards, timing of the work, effect of inflation and development of remediation technology.

          The EPA, in March 1989, ordered 19 of the PRPs to conduct a predesign and design phase study for the sediment operable unit and a source control study, which studies are currently estimated to cost $16.5 million. The Company, working cooperatively with twelve others in accordance with two separate agreements, is complying with the order. The Company has accrued and is currently paying a portion of the cost of complying with the EPA's order. It is anticipated that the study will be completed no earlier than late 1994. Actual cleanup would not commence prior to that time. It is not possible to determine accurately the Company's share in any final allocation formula with respect to the study or the cleanup; however, on the basis of its current knowledge, the Company believes its share of the ultimate costs will be in the range of 5% to 11%.

          In September 1989, EPA sued a number of the then nonparticipating PRPs seeking recovery of costs incurred by the EPA related to study of the Fields Brook site. The defendant PRPs later brought several third-party actions against differing combinations of certain of the cooperating PRPs and Quantum, in addition to a counterclaim against the EPA. A consent decree between the EPA and the defendant PRPs has resolved the original suit and the counterclaim. In 1993, USX was added as a defendant PRP.

          Thirteen of the PRPs plus several others have agreed to a nonbinding arbitration process to allocate the cost of complying with the March 1989 order. The arbitration is an alternative to the costly litigation which would otherwise have developed. No significant new facts have been discovered as a result of this process.

          The Ohio Environmental Protection Agency ("Ohio EPA") has notified the PRPs of its intention to undertake a Natural Resource Damage Assessment ("NRDA") for the Fields Brook site which could lead to a Natural Resource Damage Claim ("NRDC") against the PRPs. Presently, some portions of the assessment are being conducted. The assessment could lead to a claim against the PRPs for residual damages after the clean up is completed. The Company believes and the Ohio EPA has acknowledged in part, that any actions to pursue an NRDA or NRDC are premature until the remediation of the Fields Brook watershed is complete. It is not possible to predict, at this time, the cost to the Company, if any, as a result of the NRDA and any NRDC that might be brought.

          Resource Conservation and Recovery Act of 1976 ("RCRA") Proceedings--Ashtabula Sodium Plant. The Company, through its independent environmental consultant, has identified and reported to EPA the presence of metals and hazardous organic materials on portions of its now closed Sodium Plant in Ashtabula, Ohio. As to the organic material, the consultant has determined it originates from an off-site source, and the Company does not anticipate it will be required to clean up this material.

          A Corrective Measures Study report prepared for the Company by the consultant states that the presence of metals would not be expected to have an adverse impact on humans or the environment, and, after conducting a detailed analysis of cleanup alternatives, the study recommended that metals contaminated fill material be consolidated at an on-site landfill and contained in place, at an estimated cost of $1 million. The Company has responded to comments received and is awaiting final approval of the study.

          Ashtabula River. The Ashtabula River and Harbor has been designated one of 43 Areas of Concern on the Great Lakes by the International Joint Commission. Fields Brook empties into the Ashtabula River, which in turn flows into Lake Erie. The State of Ohio has appropriated $7 million in state funds to the Ashtabula River dredging project to assist in securing at least $18 million in federal funds needed to conduct the dredging.

          The Company believes it is most appropriate to use public funds to cleanup a site with regional environmental and economic development implications such as the Ashtabula River and Harbor. However, it is possible that EPA could determine that the Ashtabula River and Harbor should be designated as an extension of the Fields Brook Superfund site, or, alternatively, as a separate Superfund site. It is not possible at this time to predict the methods or responsibility for any remediation and whether the Company will have any liability for any costs incurred in cleaning up the Ashtabula River and Harbor. In 1989, the Company and four other companies entered into an Administrative Order By Consent with EPA and the Ohio EPA providing for a study to evaluate the nature and extent of sediment contamination of the Ashtabula River and Harbor and to investigate potential sources of such contamination and its effect on the water supply of the City of Ashtabula. The study, which showed no effect on the water supply, was completed for approximately $1.7 million, of which the Company's share was $0.4 million. The study report has not yet been finalized with the EPA and Ohio EPA.

          In a May 1993 public meeting on Fields Brook, the EPA reiterated that the best remedy for the Ashtabula River and Harbor might be to perform a partial dredging and leave the deep sediments in place, thereby reducing the cost. The EPA also stated that if the river is not remediated by some other mechanism, eventually it may be forced to pursue remediation under Superfund.

     With respect to each of the above sites, all of which are located in Ohio, the State of Ohio may assert its interests and rights independent of those of the EPA. The Company has notified all its insurers relative to the environmental claims reported above and has demanded that the insurers assume the Company's defense of such claims and indemnify the Company against such claims. During 1993 the Company settled a claim with one insurer for $0.4 million. None of the remaining insurers have agreed to defend or indemnify the Company, and several have denied coverage. However, the Company continues to pursue these claims with its insurers.

     Given the status of the proceedings at certain of these sites, and the evolving nature of environmental laws, regulations, and remediation techniques, the Company's ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company's policy to recognize in its financial statements environmental costs as an obligation becomes probable and a reasonable estimate of exposure can be determined. At December 31, 1993, the amount accrued for future environmental-related costs was $2.9 million. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $1.6 million which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

     Alleged RCRA Violation. On October 9, 1992 the EPA filed a complaint alleging certain violations of RCRA at the Company's now closed Sodium Plant in Ashtabula, Ohio. The EPA's determination is based on information gathered during inspections of the facility in 1991. Under the complaint the EPA proposed to assess a civil penalty of approximately $1.4 million for alleged failure to comply with RCRA. The Company is contesting the complaint. It is the Company's position that it has complied with the provisions of RCRA and that the EPA's assessment of penalties is inappropriate. A formal hearing has been requested and informal discussions with the EPA to settle this matter are ongoing. Based on the preliminary nature of the proceedings, the Company is currently unable to determine the ultimate liability, if any, that may arise from this matter.

     The ultimate resolution of the foregoing environmental matters could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that RMI will remain a viable and competitive enterprise even though it is possible these matters could be resolved unfavorably.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK DATA:

     Principal market for common stock: New York Stock Exchange

     Holders of record of common stock at January 31, 1994: 1,009

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 1993

                                  QUARTER                        HIGH       LOW
              ------------------------------------------------   ----       ---
              First...........................................  $2         $1 1/2
              Second..........................................   2 1/2      1 1/2
              Third...........................................   2 1/4      1 5/8
              Fourth..........................................   2          1 1/2
              Year............................................  $2 1/2     $1 1/2

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 1992

                                  QUARTER                        HIGH       LOW
              ------------------------------------------------   ----       ---
              First...........................................  $4 1/4     $2 3/4
              Second..........................................   3 1/4      2 5/8
              Third...........................................   3 1/8      2 1/4
              Fourth..........................................   2 3/4      1 5/8
              Year............................................  $4 1/4     $1 5/8

     There were no dividends declared in either of 1993 or 1992.

ITEM 6. SELECTED FINANCIAL DATA

                               FIVE YEAR SUMMARY
                (Dollars in thousands except for per share data)

                                           1993        1992        1991          1990        1989
                                         --------    --------    --------      --------    --------
STATEMENT OF OPERATIONS DATA:
(Year ended December 31)
Sales.................................   $127,397    $135,607    $165,568      $255,295    $242,014
Operating income (loss)(1)............    (10,764)    (11,387)    (52,712)       32,773      30,088
Income (loss) before cumulative effect
  of a change in accounting
  principle...........................    (11,955)    (14,062)    (57,085)       28,126      26,544
Cumulative effect of a change
  in accounting principle.............    (16,938)         --          --            --          --
Net income (loss).....................    (28,893)    (14,062)    (57,085)       28,126      26,544
NET LOSS PER COMMON SHARE:
Before change in accounting
  principle...........................       (.81)         --          --            --          --
Net income (loss).....................   $  (1.97)   $   (.97)   $  (3.92)           --          --
PRO FORMA DATA:(2)
Pro forma net income..................         --          --          --      $ 27,274    $ 21,959
Pro forma net income per common
  share...............................         --          --          --          1.82        1.46
Cash dividend per common share........         --          --        .075          .075          --
BALANCE SHEET DATA:
(at end of period)
Working capital.......................   $ 66,319    $ 72,229    $ 79,820      $109,044    $102,666
Total assets..........................    152,471     153,257     173,888       228,605     217,549
Long-term debt due after one year.....     66,660      62,280      58,800        61,205      38,503
Equity................................     27,861      63,302      77,705       136,569     141,158

- ---------

(1) Includes a charge of $37,123 in 1991 relating to the closing of the Company's sponge production facilities.
(2) Reflects the change to the Company's capital structure and certain adjustments to income, to give effect to the April 20, 1990 reorganization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto of the Company included herein.

OVERVIEW:

     The cyclical nature of the aerospace industry has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. Prior to 1989-1990, the last peak in the titanium industry cycle occurred during the 1979-1982 period. From 1987 through late 1990, average unit prices for the Company's mill products increased steadily. Domestic industry shipment volumes in 1989 increased to 55 million pounds from 50 million in 1988, then decreased to 53 million pounds in 1990. Shipments for 1991 decreased to approximately 34 million pounds, a decrease of 35% from 1990 levels, the largest single one year decrease in the history of the industry. In 1992 domestic industry shipments amounted to approximately 35 million pounds. Although, final domestic industry shipment data for 1993 is not yet available, the Company believes that total industry shipments were approximately 35 to 36 million pounds. Domestic industry shipping volumes for 1994 are not expected to increase significantly from 1993 levels. While excess titanium inventories at prime aerospace contractors appear to have decreased, a declining U.S. military budget and production cutbacks at Boeing, McDonnell Douglas and Airbus Industrie resulting from reduced commercial airline demand for new aircraft, continue to negatively impact the demand for titanium mill products.

     In response to these industry-wide conditions, the Company closed its sponge production facilities in early 1992, which allowed the Company to immediately stem significant losses generated at these plants, as well as maintain the flexibility to purchase titanium sponge and other raw materials, such as foreign or domestic scrap at opportunistic prices. The Company entered into two long-term titanium sponge supply arrangements which will assure supply of a significant portion of its sponge requirements at initial costs below the cost of sponge which had been produced at its own facilities. These actions have significantly reduced the Company's raw material costs and will continue to improve the Company's future competitive position.

     Improvement in results of the Company's operations, however, will largely depend on increased commercial aerospace activity and new market applications. The Company is currently unable to accurately predict when demand for its products will improve. In order to lessen its dependence on the aerospace market and to increase its participation in commercial applications, the Company has devoted significant efforts to developing new applications and markets for titanium in the energy extraction and chemical process industries. The Company's successful bid to supply the world's first titanium drilling riser for the Conoco Norway Heidrun project is one of several opportunities in this market that the Company is currently pursuing. In addition, the Company has entered into two joint ventures, one for the manufacture of titanium coiled tubing for the downhole and offshore markets of the petroleum industry and the second to manufacture heavy-wall tube and pipe for use in oil and gas, petrochemical, pulp and paper, and other process industries. Further, the Company has signed an agreement with an engineering company specializing in the design of offshore structures for deep water drilling. The agreement provides for the Company to be the exclusive supplier of titanium risers and stress joint components to the engineering company's clients. The Company is currently working with other companies to develop and expand opportunities for titanium in the energy field.

NET SALES

     Net sales in 1993 decreased by $8.2 million or 6% from 1992. This decrease resulted primarily from lower selling prices of titanium mill products combined with a continuing market driven shift in mix toward semifinished products and away from higher margin mill products. Net sales decreased 18% in 1992 from 1991. This decrease reflects both reduced shipments and selling prices for titanium mill products. Average selling prices for mill products decreased by 13% from 1991.

     Sales of mill products in 1993 decreased by $14.0 million or 13% from 1992. This decrease results from the shift in product mix combined with a decrease in average selling prices of 6%. The Company and the domestic titanium industry in general have seen a weakening in mill product prices corresponding closely to reduced demand. Prices on recent incoming orders continue to reflect soft demand for titanium metal products.

     Sales of related products and services in 1993 increased $3.7 million or 22% from 1992. This increase resulted primarily by the inclusion of revenues from the titanium drilling riser contract partially offset by reduced demand for hot formed parts, cut shapes and powders. Sales of related products and services decreased by $.5 million from 1991 to 1992 primarily because of lower demand for hot formed products and powders.

     Other revenue in 1993 is represented by the DOE remediation and restoration contract. Revenue relating to preliminary restoration activities in 1992 and 1991 is also included in other revenue.

GROSS PROFIT

     Gross margin improved slightly in 1993. This improvement reflects decreased operating costs due to the closure of the sponge facilities in 1992 and other cost reduction programs, largely offset by lower selling prices and reduced product shipments.

     Gross margin improved during 1992 to a loss of $0.4 million compared to a loss of $1.4 million in 1991. This improvement reflects decreased operating costs resulting from the closure of the sponge facilities, partially offset by lower selling prices and a less favorable product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

     SG&A expenses decreased to $9.1 million for 1993 from $9.4 million in 1992, while SG&A expenses in 1992 decreased by $1.3 million from $10.7 million in 1991. The decreases in each year are due primarily to reduced employment levels consistent with lower operating rates and other cost containment efforts.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT EXPENSES ("RESEARCH")

     The Company's total research spending amounted to $2.4 million in each of 1993 and 1992 and $6.1 million in 1991. The spending levels in 1993 and 1992 were set with an objective of maintaining the Company's technical expertise in titanium production, providing customer technical support, and developing new products and markets, in spite of poor economic conditions. The decrease from 1991 to 1992 resulted primarily from the cessation of activities relating to the development of an electrolytic sponge process which was discontinued with the closing of the Company's sponge facilities in early 1992. Certain major customers have assisted in funding the Company's overall product development effort. Such funding, which is reflected as a reduction of research expense, reduced the Company's portion of research expense to $1.5 million, $1.6 million and $3.5 million in 1993, 1992 and 1991, respectively.

OPERATING LOSS

     The operating loss for 1993 was $10.7 million compared to a loss of $11.4 million in 1992. The operating loss amounted to $15.6 million in 1991. The improvement in 1993 resulted from decreased costs for raw materials resulting from the closing of the Company's sponge facilities and lower operating expenditures offset by reduced selling prices and a less favorable product mix. The improvement in 1992 from 1991 stemmed from lower operating costs partially offset by lower selling prices.

NET LOSS

     In 1993, the Company recorded a net loss of $28.9 million compared to a net loss of $14.1 million in 1992. The 1993 results were affected by a $16.9 million cumulative effect charge for adopting the provisions of Statement of Financial Accounting Standards No. 106 ("SFAS 106") "Employers Accounting for Postretirement Benefits Other than Pensions." (see Note 11 to Consolidated Financial Statements) The net loss in 1992 amounted to $14.0 million compared to a net loss of $57.1 million in 1991. The 1991 results were impacted by a $37.1 million charge resulting from the closing of its sponge production facilities (see Note 4 to the Consolidated Financial Statements). Net interest expense amounted to $2.7 million in 1993 and 1992. Interest expense in 1991 amounted to $3.5 million. While average borrowings increased in 1993 from 1992, interest expense remained flat due to lower overall interest rates. The decrease in 1992 from 1993 resulted from lower interest rates partially offset by increased borrowings. In accordance with income tax accounting principles, no income tax benefit was recorded in relation to pretax losses in 1993, 1992 and 1991 (see
Note 8 to the Consolidated Financial Statements).

BUSINESS OUTLOOK-BACKLOG

     Including the high-pressure titanium drilling riser contract referred to above, the Company's total order backlog as of December 31, 1993 was approximately $71 million, compared to $53 million at December 31, 1992 and $82 million at December 31, 1991. As a result of soft demand and competitive pressures, the average selling prices on incoming orders for mill products have decreased over the last several years. The Company believes a number of factors are responsible for this situation. Among these factors are aggressive international competition, declining military spending, lack of commercial airline profits, and an uncertain world economy. Many aerospace contractors have adopted just-in-time inventory practices or have demanded significantly shorter lead times. Additionally, contractors are waiting until the last minute to place orders in an effort to obtain the best possible pricing. The titanium industry is also suffering from excess production capacity, which has intensified price competition for available business.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital amounted to $66.3 million at December 31, 1993, compared to $72.2 million at December 31, 1992. The decrease in working capital from 1992 to 1993 reflects a reduction in inventories and a net increase in current liabilities partially offset by an increase in accounts receivable resulting from a $3.8 million progress billing on the titanium drilling riser contract, which was collected in January 1994. The Company's working capital requirements are not seasonal.

     For the year ended December 31, 1993, the Company's cash flow requirements for operating losses and capital spending were funded primarily by working capital reductions and borrowings. In 1992, the Company's cash flow requirements were also funded by borrowings and reductions in working capital. In 1991, cash provided from operating activities of $15 million was generated primarily through working capital reductions.

     In June, 1993, the Company and participating banks completed a new three year, $75 million revolving credit facility which replaced the previous $100 million facility. The new credit facility provides for an increase in LIBOR-based borrowing rates, maintenance of a minimum net worth, and USX Corporation's agreement to maintain its majority ownership of the Company's voting stock. The borrowings are secured by inventory, accounts receivable and certain other assets. As of December 31, 1993, the Company was in compliance with the covenants and terms of the new credit facility.

     At December 31, 1993, the Company had borrowings of $65.6 million under its $75 million revolving credit facility. Included in the balance outstanding at December 31, 1993 is approximately $4.8 million borrowed to finance working capital invested in the titanium drilling riser contract. Other long-term debt consisted of $1.0 million in industrial revenue bonds.

     The Company, along with the rest of the titanium industry, has experienced a severe downturn in its traditional markets over the last three years. Significant reductions in demand for the Company's products and reduced prices have resulted in the Company incurring losses in 1991, 1992 and 1993. These losses have eroded the Company's equity base and impeded the generation of cash, forcing increasing reliance on the Company's $75 million revolving credit facility. Aggressive cost-cutting efforts, combined with improved operating efficiencies and the sale of nonstrategic assets have enabled the Company to maintain operations during this difficult period. However, the timing and extent of any recovery in the Company's traditional aerospace markets is uncertain.

     In an effort to lessen its dependence on the aerospace market and to increase its participation in other markets, the Company has devoted significant efforts to developing new applications and markets, principally in the energy industry. The Company believes these new markets offer significant potential for profitable business. In October 1993, the Company received a contract to supply the world's first high-pressure titanium drilling riser for use by a major oil company in a North Sea development project. The Company is currently working closely with several oil companies and engineering concerns on a number of other potential projects in these markets.

     However, these emerging market opportunities coupled with the lack of recovery in the Company's traditional markets will place an even greater strain on the Company's limited financial resources. Additionally, continued losses from operations could result in noncompliance with the minimum net worth covenant of the $75 million revolving credit facility in 1994. In light of these developments, the Company is currently negotiating with its banks in an effort to refinance or restructure its existing debt, and to expand its borrowing capacity.

     In order to adequately finance development of the new markets while meeting its current liquidity requirements, the Board of Directors has determined that the Company should seek to raise up to $30 million. The Company currently intends to raise this amount through a rights offering to shareholders.

     In contemplation of the rights offering, the Board of Directors of the Company is seeking shareholders approval to amend the Articles of Incorporation of the Company in order to implement a one-for-ten reverse stock split. If the reverse split is approved by the requisite vote of the Company's shareholders, the reverse split will become effective upon filing of the Certificate of Amendment to the Articles of Incorporation with the Ohio Secretary of State. At that time, each certificate representing shares of common stock outstanding immediately prior to the reverse split will be deemed automatically, without any action on the part of the holder of such certificate, to represent one-tenth the number of shares of common stock immediately prior to the reverse split. At such time, historical earnings per share and all other common stock and per share data will be retroactively restated.

     USX has indicated that, if the terms and conditions of the rights offering meet with its approval, it intends to exercise the basic subscription privilege, but not any oversubscription privilege with respect to the shares of Common Stock held by it.

     Even if the reverse split proposal is approved by the shareholders at the Annual Meeting, there can be no assurances at this time that the rights offering will in fact be commenced or consummated. The rights offering will not require the approval of the shareholders.

PENDING ACCOUNTING STANDARDS

     For information regarding the effect of pending accounting standards, see
Note 11 to the Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

     The Company is subject to pervasive environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. While the costs of compliance for these matters has not had a material adverse impact on RMI in the past, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. During 1993, the Company spent approximately $0.9 million for environmental-related expenditures, compared to $0.7 million in each of 1992 and 1991. The Company broadly estimates environmental-related expenditures, including capital items and compliance costs, will total approximately $2.0 million during the 1994-1995 period.

     The Company is involved in investigative or cleanup projects under federal or state environmental laws at a number of waste disposal sites, including a Superfund site. Given the status of the proceedings with respect to these sites, ultimate investigative and remediation costs cannot presently be accurately predicted, but could, in the aggregate, be material. Based on the information available regarding the current ranges of estimated remediation costs at currently active sites, and what the Company believes will be its ultimate share of such costs, provisions for environmental-related costs have been recorded, including $2.7 million in 1991. These provisions are in addition to amounts which have previously been accrued for the Company's share of environmental study costs. At December 31, 1993, the amount accrued for future environmental-related costs was $2.9 million. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $1.6 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     In 1992, the EPA proposed a $1.4 million civil penalty for alledged failure to comply with RCRA. The Company is contesting the complaint. Based on the preliminary nature of the proceeding the Company is currently unable to determine the ultimate liability, if any, that may arise from this matter.

     The ultimate resolution of these environmental matters could individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably. For additional information on environmental matters, see "Item 3, Legal Proceedings."

CAPITAL EXPENDITURES AND JOINT VENTURES

     Gross capital expenditures in 1993 amounted to $1.0 million. Capital expenditures for 1992 and 1991 amounted to $4.2 million and $8.9 million, respectively. The Company has budgeted capital spending of approximately $1.0 million in 1994. The Company anticipates that it can fund this spending using cash provided from operations, supplemented as necessary by available credit resources. Additionally, in 1993 the

Company invested $1.2 million in joint venture arrangements. These investments will enable the Company to increase its participation in the developing nonaerospace markets, principally in Europe.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS                                               PAGE

    Report of Management..............................................................    17
    Report of Independent Accountants.................................................    17
    FINANCIAL STATEMENTS:
         Consolidated Statement of Operations for the years ended
           December 31, 1993, 1992 and 1991...........................................    18
         Consolidated Balance Sheet at December 31, 1993 and 1992.....................    19
         Consolidated Statement of Cash Flows for the years ended
           December 31, 1993, 1992 and 1991...........................................    20
         Consolidated Statement of Shareholders' Equity for the years ended
           December 31, 1993, 1992 and 1991...........................................    21
         Notes to Consolidated Financial Statements...................................    22
         Financial Statement Schedules:
           For the three years ended December 31, 1993, 1992 and 1991
           V --Property, Plant and Equipment..........................................    33
           VI--Accumulated Depreciation of Property, Plant and Equipment..............    34

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                              REPORT OF MANAGEMENT

     RMI Titanium Company has prepared and is responsible for the consolidated financial statements and other financial information included in this Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and necessarily include some amounts based on the best judgements and estimates of management. Financial information displayed in other sections of this Annual Report is consistent with that in the consolidated financial statements.

     The Company maintains a comprehensive formalized system of internal accounting controls. Management believes that the internal accounting controls provide reasonable assurance that transactions are executed and recorded in accordance with Company policy and procedures and that the accounting records may be relied on as a basis for preparation of the consolidated financial statements and other financial information. In addition, as part of their audit of the consolidated financial statements, the Company's independent accountants, who are elected by the shareholders, review and test the internal accounting controls selectively to establish a basis of reliance thereon in determining the nature, extent and timing of audit tests to be applied.

     The Audit Committee of the Board of Directors, composed entirely of directors who are not employees of the Company, meets regularly with the independent accountants, management and internal auditors to discuss the adequacy of internal accounting controls and the quality of financial reporting. Both the independent accountants and internal auditors have full and free access to the Audit Committee.

L. F. Gieg, Jr.                                T.G. Rupert
President and                                  Vice President and
Chief Executive Officer                        Chief Financial Officer


                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RMI TITANIUM COMPANY

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RMI Titanium Company and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1993.

PRICE WATERHOUSE
Pittsburgh, Pennsylvania
January 31, 1994

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
Sales......................................................  $127,397     $135,607     $165,568
Operating costs:
  Cost of sales............................................   127,486      135,985      166,963
  Selling, general and administrative expenses.............     9,133        9,365       10,687
  Research, technical and product development expenses.....     1,542        1,644        3,507
  Plant closing charge (Note 4)............................        --           --       37,123
                                                             --------     --------     --------
       Total operating costs...............................   138,161      146,994      218,280
                                                             --------     --------     --------
Operating loss.............................................   (10,764)     (11,387)     (52,712)
Other income (expense)--net................................     1,554          178         (735)
Interest expense...........................................    (2,745)      (2,746)      (3,538)
                                                             --------     --------     --------
Loss before income taxes...................................   (11,955)     (13,955)     (56,985)
Provision for income taxes (Note 8)........................        --          107          100
                                                             --------     --------     --------
Loss before cumulative effect of change in accounting
  principle................................................   (11,955)     (14,062)     (57,085)
Cumulative effect of change in accounting principle
  (Note 11)................................................   (16,938)          --           --
                                                             --------     --------     --------
Net loss...................................................  $(28,893)    $(14,062)    $(57,085)
                                                             --------     --------     --------
                                                             --------     --------     --------
Net loss per common share:
  Before cumulative effect of change in accounting
  principle................................................  $   (.81)    $   (.97)    $  (3.92)
  Cumulative effect of change in accounting principle......     (1.16)          --           --
                                                             --------     --------     --------
Net loss...................................................  $  (1.97)    $   (.97)    $  (3.92)
                                                             --------     --------     --------
                                                             --------     --------     --------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                           1993         1992
                                                                         --------     --------
                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents..............................................  $    293     $    270
Receivables, less allowance for doubtful accounts of $940 and $1,050...    29,940       26,797
Inventories............................................................    57,492       58,824
Other current assets...................................................     1,540        1,520
                                                                         --------     --------
     Total current assets..............................................    89,265       87,411
Property, plant and equipment, net of accumulated depreciation.........    54,956       59,453
Other noncurrent assets................................................     8,250        6,393
                                                                         --------     --------
     Total assets......................................................  $152,471     $153,257
                                                                         --------     --------
                                                                         --------     --------
                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt......................................  $    120     $    120
Accounts payable.......................................................    11,770        8,889
Accrued wages and other employee costs.................................     6,383        4,390
Other accrued liabilities..............................................     4,673        1,783
                                                                         --------     --------
     Total current liabilities.........................................    22,946       15,182
Long-term debt.........................................................    66,660       62,280
Accrued postretirement benefit cost....................................    15,938           --
Noncurrent pension liabilities.........................................    17,056       10,401
Other noncurrent liabilities...........................................     2,010        2,092
                                                                         --------     --------
     Total liabilities.................................................   124,610       89,955
                                                                         --------     --------
Contingencies (see Note 15)............................................
SHAREHOLDERS' EQUITY:
Preferred Stock, no par value; 5,000,000 shares authorized;
  no shares outstanding................................................        --           --
Common Stock, $0.01 par value, 30,000,000 shares authorized;
  15,312,995 and 15,154,856 shares issued..............................       153          152
Additional paid-in capital.............................................   124,578      124,306
Accumulated deficit....................................................   (86,154)     (57,261)
Deferred compensation..................................................      (205)        (249)
Minimum pension liability adjustment...................................    (7,520)        (677)
Treasury Common Stock at cost 562,536 and 550,472 shares...............    (2,991)      (2,969)
                                                                         --------     --------
     Total shareholders' equity........................................    27,861       63,302
                                                                         --------     --------
     Total liabilities and shareholders' equity........................  $152,471     $153,257
                                                                         --------     --------
                                                                         --------     --------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
CASH PROVIDED FROM (USED IN) OPERATIONS:
Net loss...................................................  $(28,893)    $(14,062)    $(57,085)
Adjustment for items not affecting cash:
  Cumulative effect of change in accounting principle......    16,938           --           --
  Plant closing charge.....................................        --           --       37,123
  Depreciation.............................................     6,298        6,506       10,789
  (Gain) loss on disposal of facilities....................    (1,436)          --          320
  Other noncash charges, net...............................       943        1,757        1,939
                                                             --------     --------     --------
                                                               (6,150)      (5,799)      (6,914)
                                                             --------     --------     --------
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables................................................    (3,792)       8,058        8,935
Inventories................................................     1,332        6,261       13,850
Accounts payable...........................................     2,881         (519)      (1,743)
Deferred tax asset.........................................        --        2,844           --
Other current liabilities..................................     2,475      (11,685)      (1,824)
Other assets...............................................      (801)        (623)       1,553
Noncurrent liabilities.....................................       (82)        (480)       1,006
Other......................................................       (92)        (619)         186
                                                             --------     --------     --------
                                                                1,921        3,237       21,963
                                                             --------     --------     --------
       Cash (used in) provided from operations.............    (4,229)      (2,562)      15,049
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in joint ventures............................    (1,216)          --           --
  Proceeds from sale of facilities.........................     2,124        1,783          153
  Capital expenditures.....................................    (1,014)      (4,227)      (8,952)
                                                             --------     --------     --------
       Cash used in investing activities...................      (106)      (2,444)      (8,799)
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreement..............     4,500        3,600          500
  Debt repayments..........................................      (120)        (120)      (3,074)
  Common Stock repurchased.................................       (22)         (82)      (1,149)
  Dividends................................................        --           --       (1,095)
                                                             --------     --------     --------
       Cash provided from (used in) financing activities...     4,358        3,398       (4,818)
                                                             --------     --------     --------
Increase (decrease) in cash and cash equivalents...........        23       (1,608)       1,432
Cash and cash equivalents at beginning of period...........       270        1,878          446
                                                             --------     --------     --------
Cash and cash equivalents at end of period.................  $    293     $    270     $  1,878
                                                             --------     --------     --------
                                                             --------     --------     --------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized)........  $  2,548     $  2,829     $  3,573
                                                             --------     --------     --------
                                                             --------     --------     --------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                                     MINIMUM
                                                                                ADDT'L.    RETAINED     TREASURY     PENSION
                                            SHARES      COMMON     DEFERRED     PAID-IN    EARNINGS      COMMON     LIABILITY
                                          OUTSTANDING   STOCK    COMPENSATION   CAPITAL    (DEFICIT)     STOCK      ADJUSTMENT
                                          -----------   ------   ------------   --------   ---------    --------    ----------
Balance at December 31, 1990............   14,745,900    $151      $   (841)    $124,068   $  14,981    $ (1,790)          --
Shares issued for Restricted
  Stock Award Plans.....................       22,700      --          (129)         129          --          --           --
Reinvestment of dividends on
  Restricted Stock Awards...............        2,081      --            --           13          --          --           --
Treasury Common Stock purchases at
  cost..................................     (208,900)     --            --           --          --      (1,149)          --
Compensation expense recognized.........           --      --           452           --          --          --           --
Net loss................................           --      --            --           --     (57,085)         --           --
Cash dividends declared.................           --      --            --           --      (1,095)         --           --
                                          -----------   ------   ------------   --------   ---------    --------    ----------
Balance outstanding at December 31,
  1991..................................   14,561,781     151          (518)     124,210     (43,199)     (2,939)          --
Compensation expense recognized.........           --      --           366           --          --          --           --
Treasury Common Stock reissued..........       24,500      --            --           --          --          52           --
Shares issued for Restricted
  Stock Award Plans.....................       38,475       1           (97)          96          --          --           --
Treasury Common Stock purchases at
  cost..................................      (20,372)     --            --           --          --         (82)          --
Net loss................................           --      --            --           --     (14,062)         --           --
Minimum pension liability adjustment....           --      --            --           --          --          --     $   (677)
                                          -----------   ------   ------------   --------   ---------    --------    ----------
Balance at December 31, 1992............   14,604,384     152          (249)     124,306     (57,261)     (2,969)        (677)
Compensation expense recognized.........           --      --           245           --          --          --           --
Shares issued for Restricted Stock Award
  Plans.................................      122,700       1          (201)         200          --          --           --
Shares issued for Directors'
  compensation..........................       35,439      --            --           72          --          --           --
Treasury Common Stock purchases at
  cost..................................      (12,064)     --            --           --          --         (22)          --
Minimum pension liability adjustment....           --      --            --           --          --          --       (6,843)
Net loss................................           --      --            --           --     (28,893)         --           --
                                          -----------   ------   ------------   --------   ---------    --------    ----------
Balance at December 31, 1993............   14,750,459    $153      $   (205)    $124,578   $ (86,154)   $ (2,991)    $ (7,520)
                                          -----------   ------   ------------   --------   ---------    --------    ----------
                                          -----------   ------   ------------   --------   ---------    --------    ----------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND OPERATIONS:

     The consolidated financial statements of RMI Titanium Company (the "Company") include the financial position and results of operations for the Company and its immediate predecessor, RMI Company, a partnership organized under the laws of Ohio. The partnership was 50% owned by Quantum Chemical Corporation ("Quantum") and 50% owned by USX Corporation ("USX").

     Pursuant to the Reorganization Agreement entered into by Quantum, USX and the Company on April 20, 1990, Quantum and USX transferred their partnership interest in RMI Company to the Company in exchange for 7.5 million shares each of the Company's common stock (the "Reorganization"). Concurrent with this reorganization, Quantum, in a secondary offering, sold its shares to the public. USX has retained its 7.5 million shares of the Company's common stock. Partners' equity as of the date of the Reorganization was reclassified to common stock and additional paid-in capital. At December 31, 1993, approximately 51% of the outstanding common stock was owned by USX.

     The Company's operations are conducted primarily in one business segment, the production and marketing of titanium metal and related products. In 1993, no single customer accounted for more than 10% of consolidated revenues. In the years ended December 31, 1993, 1992 and 1991, export sales were $24.2 million, $31.7 million, and $36.1 million, respectively, principally to customers in Western Europe.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of RMI Titanium Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

  Inventories:

     Inventories are valued at cost as determined by the last-in, first-out
(LIFO) method which, in the aggregate, is lower than market. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation).

  Depreciation and amortization:

     In general, depreciation and amortization of properties is determined using the straight-line method over the estimated useful lives of the various classes of assets.

  Retirement and disposal of properties:

     The cost of properties, together with the accumulated depreciation provided thereon, is eliminated from the accounts when such properties are retired or otherwise disposed of. The net gain or loss is recognized in other income and expense.

  Maintenance and repairs:

     Routine maintenance, repairs and replacements are charged to operations. Expenditures that materially increase values, change capacities or extend useful lives are capitalized.

  Revenue and cost recognition:

     Revenues from the sale of commercial products are recognized upon passage of title to the customer, which in most cases coincides with shipment. Revenues from long-term, fixed-price contracts are recognized on the percentage-of-completion method, measured based on the achievement of certain milestones in the production and fabrication process. Such milestones have been weighted based on the critical nature of the operation performed, which management believes is the best available measure of progress on these contracts. Revenues related to cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned.

     Contract costs comprise all direct material and labor costs, including outside processing fees, and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Contract costs and estimated earnings on uncompleted contracts, net of progress billings, are included in the consolidated balance sheet under "Inventories."

  Pensions:

     The Company and its subsidiaries have a number of noncontributory pension plans which cover substantially all employees. Most employees are covered by defined benefit plans in which benefits are based on years of service and annual compensation. Contributions to the defined benefit plans, as determined by an independent actuary in accordance with regulations, provide not only for benefits attributed to date but also for those expected to be earned in the future.

     The Company's policy is to fund pension costs at amounts equal to the minimum funding requirements of ERISA plus additional amounts as may be approved from time to time.

  Postretirement Benefits:

     The Company provides certain health care benefits and life insurance coverage for certain of its employees and their dependents. Under the Company's current plans, certain of the Company's employees will become eligible for those benefits if they reach retirement age while working with the Company.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," (SFAS 106). The new standard requires accrual accounting for postretirement benefits, similar to accounting for pensions, rather than recognizing cost as claims are paid, which was the method the Company previously used. As permitted by SFAS 106, the Company elected to recognize the accumulated postretirement benefit obligation at adoption (transition obligation) immediately as the cumulative effect of a change in accounting principle.

  Income tax:

     In connection with the Reorganization, the tax basis of the Company's assets at that time reflected the fair market value of the common stock then issued by the Company. The new tax basis was allocated to all assets of the Company based on federal income tax rules and regulations, and the results of an independent appraisal. For financial statement purposes, the Company's assets are carried at historical cost. As a result, the tax basis of a significant portion of the Company's assets exceeds the related book values and depreciation and amortization for tax purposes exceeds the corresponding financial statement amounts.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Prior to the adoption of SFAS 109, the Company accounted for income taxes pursuant to Statement of Financial Accounting Standards No. 96 (SFAS 96) "Accounting for Income Taxes." The change from SFAS 96 to SFAS 109 did not have a material effect on the financial position, results of operations or cash flows of the Company. As permitted under SFAS 109, prior year financial statements have not been restated.

  Cash flows:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 3--LONG-TERM CONTRACTS

     During 1993, the Company executed an agreement to supply all the titanium components for the world's first titanium high-pressure drilling riser for use by a major oil company in development of a project in the Norwegian sector of the North Sea (the "Riser Contract"). Work commenced on the Riser Contract during the third quarter of 1993 and deliveries are scheduled to begin late in 1994. During 1993, the Company recorded an estimate of the revenue earned under the Riser Contract of $4.3 million. At December 31, 1993, there was $1.3 million included in the consolidated balance sheet under "Inventories," which represents the amount of cost incurred on the Riser Contract, plus estimated earnings, less progress billings receivable of $3.9 million (see Notes 5 and 6). There were no unapproved change orders, claims or other items included as contract costs at December 31, 1993 for which the realization under the contract was considered to be uncertain.

     In October 1993, the Company executed a long-term contract with the U.S. Department of Energy ("DOE") covering the remediation and restoration of the Company's former Extrusion Plant in Ashtabula, Ohio. The contract calls for the Company to earn fees on cost-plus-fee basis, and acknowledges the DOE's responsibility for the remediation of the site. During 1993 the Company recognized revenues, including fees, of $10.4 million under the contract.

NOTE 4--PLANT CLOSING CHARGE:

     In connection with its continuing efforts to reduce input metallic costs, the Company's Board of Directors approved a program which resulted in the closing of the Company's Sodium and Metals Reduction facilities located in Ashtabula, Ohio. The resulting charge, which was recorded in 1991, includes $28.1 million in connection with fixed assets, $5.4 million in employee related costs, and $3.6 million in other costs.

NOTE 5--INVENTORIES:

                                                                      DECEMBER 31
                                                                    (IN THOUSANDS)
                                                                 ---------------------
                                                                   1993         1992
                                                                 --------     --------
        Raw materials and supplies............................   $ 18,366     $ 14,009
        Work-in-process and finished goods....................     52,151       56,341
        Adjustment to LIFO values.............................    (13,025)     (11,526)
                                                                 --------     --------
                                                                 $ 57,492     $ 58,824
                                                                 --------     --------
                                                                 --------     --------

     Included in work-in-process at December 31, 1993 are costs relating to the Riser Contract. Contract costs, plus estimated earnings, less progress billings rendered at December 31, 1993 totalled $1.3 million.

     During 1993 and 1992 LIFO inventory quantities, which were carried at lower costs prevailing in prior years as compared with the cost of 1993 and 1992 purchases, were reduced. The effect of this reduction was to reduce cost of sales for 1993 by $0.1 million and 1992 by $0.7 million.

NOTE 6--ACCOUNTS RECEIVABLE:

                                                                      DECEMBER 31
                                                                    (IN THOUSANDS)
                                                                 ---------------------
                                                                   1993         1992
                                                                 --------     --------
        Trade and commercial customers........................   $ 26,373     $ 27,847
        Progress billings on uncompleted contract.............      3,866           --
        U.S. Government-DOE...................................        641           --
                                                                 --------     --------
                                                                   30,880       27,847
        Less allowance for doubtful accounts..................       (940)      (1,050)
                                                                 --------     --------
                                                                 $ 29,940     $ 26,797
                                                                 --------     --------
                                                                 --------     --------

NOTE 7--PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is stated at cost and consists of the following:

                                                                      DECEMBER 31
                                                                    (IN THOUSANDS)
                                                                 ---------------------
                                                                   1993         1992
                                                                 --------     --------
        Land..................................................   $    882     $    882
        Buildings and improvements............................     54,605       55,699
        Machinery and equipment...............................    113,048      114,717
        Other.................................................     14,523       14,583
        Construction in progress..............................      8,683        9,298
                                                                 --------     --------
                                                                  191,741      195,179
        Less--Accumulated depreciation........................    136,785      135,726
                                                                 --------     --------
                                                                 $ 54,956     $ 59,453
                                                                 --------     --------
                                                                 --------     --------

     Interest is capitalized in connection with the construction of major facilities and other capital projects. The capitalized interest is recorded as a part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1993 and 1992, $0.2 million of interest cost was capitalized each year.

NOTE 8--INCOME TAXES:

     As discussed in Note 2, effective January 1, 1993, the Company adopted the provisions of SFAS 109. Under the provisions of SFAS 109 or the previous income tax accounting standard, SFAS 96, no tax benefits were recognized in connection with the 1993, 1992 and 1991 pretax losses. The provisions for income taxes in 1992 and 1991 result primarily from certain state income taxes and taxes of a subsidiary not consolidated for tax purposes.

     Deferred taxes result from the following at December 31, 1993 (in thousands):

        Deferred tax assets:
          Federal income tax loss carryforwards
             (expiring in 2006 through 2008)..............................   $ 27,050
          Inventories.....................................................      5,966
          Property, plant and equipment...................................      5,082
          Intangible assets...............................................      2,305
          Other postretirement benefit costs..............................      5,609
          Other employment related items..................................      5,992
          Other...........................................................      1,622
          Valuation allowance.............................................    (53,626)
                                                                             --------
             Total deferred tax assets....................................         --
                                                                             --------
        Deferred tax liabilities..........................................         --
                                                                             --------
             Net deferred taxes...........................................   $     --
                                                                             --------
                                                                             --------

     SFAS 109 requires a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of this deferred income tax asset depends on the Company's ability to generate sufficient taxable income in the future. While the Company believes that the deferred income tax asset will be fully or partially realized by future operating results, losses in recent years and a desire to be conservative make it appropriate to record a valuation allowance.

     If the Company achieves sufficient profitability, the valuation allowance will be reduced through a credit to income tax expense, thereby increasing shareholders' equity.

     If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the Federal income tax loss carryforward and other deductions which could be utilized.

NOTE 9--LONG-TERM DEBT:

     In June 1993, the Company and participating banks completed a new three year, $75 million revolving credit facility which replaced the previous $100 million facility. The new credit facility provides for an increase in LIBOR-based borrowing rates, maintenance of a minimum net worth, and USX's commitment to maintain its majority ownership of the Company's voting stock. It is secured by inventory, accounts receivable and certain other assets. Interest rates in effect at December 31, 1993 ranged from 4.41% to 4.73%. A commitment fee of 1/8% is charged for the unused portion of the facility. As of December 31, 1993, the Company was in compliance with the covenants and terms of the new credit facility. However, continued losses from operations could result in noncompliance with the minimum net worth covenant in 1994. In light of these developments, the Company is currently negotiating with its banks in an effort to refinance or restructure its existing debt, and to expand its borrowing capacity. At December 31, 1993, the available and unused portion of the facility amounted $9.4 million.

     The previous $100 million facility provided for the rates based on the prime rate or at negotiated rates derived from the bank's short-term rate or LIBOR rate. Interest rates in effect at December 31, 1992 ranged from 4.01% to 4.99%.

                                                                       DECEMBER 31
                                                                     (IN THOUSANDS)
                                                                   -------------------
                                                                    1993        1992
                                                                   -------     -------
        Bank Credit Agreement dated June 1993...................   $65,600          --
        Bank Credit Agreement dated December 1990...............        --     $61,100
        Industrial revenue bond bearing interest at floating
          rates based on weekly tax exempt market rates (3.4%
          and 4.5% at December 31, 1993 and 1992, respectively)
          payable in annual sinking fund payments of $120 over
          15 years from October 1988............................     1,180       1,300
        Current portion of long-term debt.......................      (120)       (120)
                                                                   -------     -------
                                                                   $66,660     $62,280
                                                                   -------     -------
                                                                   -------     -------

     The minimum principal payments on long-term debt outstanding at December 31, 1993 for the succeeding five years are as follows (in thousands):

                1994...............................................   $   120
                1995...............................................       120
                1996...............................................    65,720
                1997...............................................       120
                1998...............................................       120

NOTE 10--PENSION PLANS:

     Pension expense was determined assuming an expected rate of return on plan assets of 10% for 1993 and 1992, and 8.5% for 1991. The components of pension expense for the three years ended December 31, 1993 are summarized as follows (in thousands):

                                             1993                   1992                   1991
                                      ------------------     ------------------     ------------------
Service cost.......................              $ 1,092                $ 1,314                $ 1,288
Interest cost (1993-8%; 1992-8%
  and 1991-9%......................                4,940                  4,858                  4,643
Return on plan assets:
  Actual...........................    (3,460)                (1,675)                (8,990)
  Deferred gain (loss).............    (1,595)    (5,055)     (3,079)    (4,754)      4,869     (4,121)
                                      -------                -------                -------
Net amortization and deferral......                  611                    635                    645
                                                 -------                -------                -------
                                                 $ 1,588                $ 2,053                $ 2,455
                                                 -------                -------                -------
                                                 -------                -------                -------

     Funds' status--The benefit obligations at December 31, 1993 and 1992 were determined using weighted average discount rates of approximately 7% and 8%, respectively, and an assumed rate of compensation increase of 5.75% for both years.

                                                                             DECEMBER 31
                                                                           (IN THOUSANDS)
                                                                       -----------------------
                                                                         1993           1992
                                                                       --------       --------
Fair value of plan assets...........................................   $ 49,587       $ 51,545
Projected benefit obligation (PBO)..................................    (70,674)       (64,468)
                                                                       --------       --------
Plan assets less than PBO...........................................    (21,087)       (12,923)
Unrecognized net loss...............................................     11,221          3,721
Unrecognized transition obligation..................................      2,096          2,405
Unrecognized prior service cost.....................................      2,878          3,228
Adjustment required to recognize minimum liability..................    (12,922)        (6,255)
                                                                       --------       --------
  Net pension liability.............................................   $(17,814)      $ (9,824)
                                                                       --------       --------
                                                                       --------       --------
Accumulated benefit obligation......................................   $(67,398)      $(61,048)
                                                                       --------       --------
                                                                       --------       --------
Vested benefit obligation...........................................   $(63,626)      $(57,955)
                                                                       --------       --------
                                                                       --------       --------

     As of December 31, 1993, approximately 27% of the plans' assets are invested in equity securities, and 36% in government debt instruments and the balance in cash equivalents or debt securities.

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 87 "Employers Accounting for Pensions," the Company recorded in noncurrent pension liabilities an additional minimum pension liability adjustment of $12.9 million and $6.3 million as of December 31, 1993 and 1992, respectively, representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus accrued amounts previously recorded. The reduction in the discount rate as of December 31, 1993 resulted in an increase in the adjustment required to recognize the additional minimum pension liability of approximately $6.7 million.

     As a result of staff reduction actions, the Company recognized a $0.8 million curtailment loss in 1992.

NOTE 11--POSTRETIREMENT HEALTH CARE BENEFITS AND OTHER EMPLOYEE BENEFITS:

     As discussed in Note 2, RMI adopted SFAS 106 effective January 1, 1993. The Company elected to recognize immediately the transition obligation determined at the date of adoption of the new accounting standard. The cumulative effect of this change in accounting principle resulted in a charge of $16.9 million to the Company's 1993 results.

     Net periodic postretirement benefit cost for 1993 included the following components (in thousands):

        Service cost........................................................   $  316
        Interest cost.......................................................   $1,337
                                                                               ------
                                                                               $1,653
                                                                               ------
                                                                               ------

     The cash cost of providing these benefits in 1992 and 1991 amounted to $1.4 million and $1.5 million, respectively.

     The following table sets forth the plans' status reconciled with the amount reported in the Company's balance sheet at December 31, 1993 (in thousands):

        Accumulated Postretirement Benefit Obligation ("APBO")
          attributable to:
          Retirees........................................................   $(13,338)
          Active participants.............................................     (9,071)
                                                                             --------
               Total APBO.................................................   $(22,409)
                                                                             --------
                                                                             --------
         Accrued liability included in balance sheet, including transition
          obligation......................................................   $(17,238)
         Unrecognized net loss............................................     (5,171)
                                                                             --------
               Total APBO.................................................   $(22,409)
                                                                             --------
                                                                             --------

     For measurement purposes, a 5% annual rate of increase in the per capita cost of postretirement medical benefits was assumed beginning in 1993. The ultimate costs of certain of the Company's retiree health care plans are capped at contractually determined out-of-pocket spending limits. The annual rate of increase in the per capita costs for these plans is limited to the contractually determined spending cap. The health care cost trend rate assumption has a significant affect on the amounts reported. For example, increasing the health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1993 by $2.4 million and increase net periodic expense by $0.2 million. The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1993 was approximately 7%.

     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers Accounting for Postemployment Benefits." The statement will require accrual accounting for certain postemployment benefits. The effective date for compliance with the statement is 1994. The Company intends to adopt SFAS 112 effective January 1, 1994. The effect of adopting SFAS 112 is estimated to be approximately $1.2 million.

NOTE 12--OPERATING LEASES:

     The Company and its subsidiaries have entered into various operating leases for the use of certain equipment, principally office equipment and vehicles. The leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $1.4 million in 1993, $1.6 million in 1992, and $1.8 million in 1991. Future commitments under operating leases are considered to be immaterial.

NOTE 13--TRANSACTIONS WITH RELATED PARTIES:

     The Company, in the ordinary course of business, purchases goods and services from USX. The cost of such transactions to the Company in 1993, 1992, and 1991 amounted to $0.1 million in each year, and were transacted on terms no less favorable to the Company than those obtained from other parties. On August 2, 1993 the United States Steel and Carnegie Pension Fund (the "Pension Fund") was appointed as the trustee of the Company's pension plans. The Pension Fund has for many years acted as trustee of USX Corporation's employee benefit plans. The Pension Fund is a registered investment advisor under the Investment Advisors Act of 1940, and receives a negotiated fee for such services. Other transactions with related parties are incidental to the Company's business and are not significant.

NOTE 14--OTHER INCOME STATEMENT INFORMATION:

     Costs incurred for repairs and maintenance of plant and equipment totaled $2.8, $4.5, and $7.3 million, for the years ended December 31, 1993, 1992, and 1991, respectively.

     Real and personal property taxes amounted to $1.5, $1.8, and $2.5 million, for the years ended December 31, 1993, 1992, and 1991, respectively.

     Other income (expense) for 1993 includes a $1.4 million gain on sales and retirements of equipment and facilities. Amounts for 1991 include a loss of $0.5 million on disposals of facilities and a loss of $0.1 million pertaining to settlement of litigation.

NOTE 15--CONTINGENCIES:

     In connection with the Reorganization Agreement, the Company has agreed to indemnify USX and Quantum against liabilities related to their ownership of the RMI Company and its immediate predecessor, Reactive Metals, Inc., which was formed by USX and Quantum in 1964.

AIRCRAFT PRODUCT LIABILITY

     The Company has been named as a defendant in a number of cases arising from the aircraft crash at Sioux City, Iowa, which occurred on July 19, 1989. In its final report, issued November 1, 1990, the National Transportation Safety Board ("NTSB") concluded that the titanium used to manufacture the fan disc which ultimately failed, leading to the crash, was supplied by a major competitor of the Company.

     The Company maintains an aircraft products liability insurance program. Based on the conclusions contained in the NTSB report and the coverage provided by aircraft products liability insurance, the Company does not anticipate any liability as a result of these actions.

ENVIRONMENTAL MATTERS

     In the ordinary course of business, the Company is subject to pervasive environmental laws and regulations concerning the production, handling, storage, transportation, emission, and disposal of waste materials and is also subject to other federal and state laws and regulations regarding health and safety matters. These laws and regulations are constantly evolving, and it is not currently possible to predict accurately the ultimate effect these laws and regulations will have on the Company in the future.

     On October 9, 1992 the U.S. Environmental Protection Agency ("EPA") filed a complaint alleging certain violations of the Resource Conservation and Recovery Act of 1976, as amended ("RCRA") at the Company's now closed Sodium Plant in Ashtabula, Ohio. The EPA's determination is based on information gathered during inspections of the facility in February, March and June of 1991. Under the complaint the EPA proposes to assess a civil penalty of approximately $1.4 million for alleged failure to comply with RCRA. The Company is contesting the complaint. It is the Company's position that it has complied with the provisions of RCRA and that the EPA's assessment of penalties is inappropriate. A formal hearing has been requested and informal discussions with the EPA to settle this matter are ongoing. Based on the preliminary nature of the proceedings, the Company is currently unable to determine the ultimate liability, if any, that may arise from this matter.

     The Company, together with a number of unrelated companies, is involved in investigative or cleanup projects under federal or state environmental laws at certain waste disposal sites, including the Fields Brook Superfund Site and the Ashtabula River and Harbor Area (designated an Area of Concern on the Great Lakes by the International Joint Commission). The Company is also involved in investigative and cleanup projects at certain of its own facilities. Given the status of the proceedings at certain of these projects, and the evolving nature of environmental laws, regulations, and remediation techniques, the Company's ultimate obligation for investigative and remediation costs cannot be predicted.

     Based on the information available regarding the current ranges of estimated remediation costs at currently active projects, and what the Company believes will be its ultimate share of such costs, provisions for environmental-related costs were recorded, including $2.7 million in 1991. These provisions are in addition to amounts which have previously been provided for the Company's share of environmental study costs. At December 31, 1993 the amount accrued for future environmental-related costs was $2.9 million. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $1.6 million which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of the foregoing contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that RMI will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

NOTE 16--STOCK OPTION AND RESTRICTED STOCK AWARD PLANS:

1989 STOCK OPTION INCENTIVE PLAN:

     The 1989 Stock Option Incentive Plan authorizes the granting of options to purchase up to 750,000 shares of Common Stock to eligible officers and key management employees at not less than the market value on the date the options are granted. No option may be granted after August 14, 1999. Options granted may include stock appreciation rights. The option period may not exceed ten years from the date of the grant. The Organization and Compensation Committee of the Board of Directors may approve surrender of any option and payment, in cash or Common Stock, of the difference between the option exercise price and the market value of the shares covered by the option surrendered. The Company has granted options (which include stock appreciation rights) to employees to purchase 150,000 shares of Common Stock at the initial public offering price of $12.50, 90,000 shares at $5.875, 149,500 shares at $3.00, and 100,000 shares at $1.625.

     To date, none of these options to purchase have been exercised.

1989 EMPLOYEE RESTRICTED STOCK AWARD PLAN:

     The 1989 Restricted Stock Award Plan authorizes the granting of up to 300,000 shares of Common Stock to employees who have made significant contribution to the success of the Company. No grant of such shares may be made after December 31, 1994. Shares awarded are subject to such restrictions and conditions as the Organization and Compensation Committee of the Board of Directors may deem appropriate for caring out the plan.

     In 1993, 1992, and 1991, respectively, 134,000, 35,775 and 22,000 shares of
Common Stock were awarded under the plan. Compensation expense equivalent to the fair market value of the shares on the date of the grant is being recognized over the vesting periods during which the restrictions lapse. In November of 1992, in connection with the labor settlement at the Niles Plant, 35,775 shares were awarded to unionized employees as a signing bonus. The restrictions on these shares lapse over a two-year period.

NON-EMPLOYEE DIRECTOR RESTRICTED STOCK AWARD PLAN:

     The Non-Employee Director Restricted Stock Award Plan authorizes the granting of up to 15,000 shares of Common Stock of the Company to directors who are not and have never been officers or employees of the Company. Shares awarded are subject to a restriction providing that a participant shall not be permitted to sell, transfer, pledge or assign awarded shares during the period commencing with the date of an award and ending upon the participant retiring from the Board of Directors. On the date of the Company's Annual Meeting of Shareholders each calendar year, each eligible director shall be awarded 300 restricted shares. No grant of such shares may be made after December 31, 1994.

     During 1993, 1992 and 1991, 2,700 restricted shares of Common Stock were awarded annually under the plan. Compensation expense equivalent to the fair market value of the shares on the date of the grant has been recognized.

NOTE 17--SUBSEQUENT EVENT

     On January 28, 1994, the Company's Board of Directors approved and recommended for approval by the shareholders a proposal to amend the Articles of Incorporation of the Company to implement a one-for-ten reverse stock split. If such a plan is approved by the Company's shareholders, historical earnings per share and all other common stock and per share data will be retroactively restated.

NOTE 18--SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The following table sets forth selected quarterly financial data for 1993 and 1992 (in thousands).

                                                       1ST         2ND         3RD         4TH
                       1993                          QUARTER     QUARTER     QUARTER     QUARTER
                                                     -------     -------     -------     --------
Sales.............................................   $32,134     $30,730     $32,151     $ 32,382
Gross profit......................................       362         704        (545)        (610)
Operating loss....................................    (2,359)     (2,281)     (3,124)      (3,000)
Cumulative effect of change in accounting
  principle.......................................   (16,938)         --          --           --
Net loss..........................................   (19,835)     (2,867)     (3,812)      (2,379)
Net loss per common share:
Before change in accounting principle.............      (.20)         --          --           --
Net loss..........................................     (1.36)       (.19)       (.26)        (.16)

                                                       1ST         2ND         3RD         4TH
                       1992                          QUARTER     QUARTER     QUARTER     QUARTER
                                                     -------     -------     -------     --------
Sales.............................................   $35,791     $35,392     $34,722     $ 29,702
Gross profit......................................       347       1,406        (177)      (1,954)
Operating loss....................................    (2,442)     (1,564)     (3,006)      (4,375)
Net loss..........................................    (3,093)     (2,249)     (3,684)      (5,036)
Net loss per common share.........................      (.21)       (.16)       (.25)        (.35)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this report, information concerning the directors of the Company is incorporated by reference to "Election of Directors" on pages 6 through 9 of the 1994 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to "The Board of Directors--Compensation of Directors" on page 6 and "Executive Compensation" on pages 14 through 16, of the 1994 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to "Other Information--Security Ownership" on page 13 and 14 of the 1994 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to "Other Information--Certain Transactions" on page 19 of the 1994 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     See "Financial Statements and Supplementary Data-Index to Financial Statements" on page 17 hereof.

     The Consolidated Financial Statement Schedules for the years ended December 31, 1993, 1992 and 1991 should be read in conjunction with the Company's consolidated financial statements on pages 18 through 31 hereof.

     (3) SEE INDEX TO EXHIBITS.

(B) REPORT ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1993

     None.

(C) EXHIBITS

     The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

                                                                      SCHEDULE V

                              RMI TITANIUM COMPANY

                         LAND, BUILDINGS AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                 COLUMN B      COLUMN C      COLUMN D      COLUMN F
                                                ----------    ----------    ----------    ----------
                                                BALANCE AT    ADDITIONS                   BALANCE AT
                                                BEGINNING         AT                        END OF
                                                OF PERIOD        COST       RETIREMENTS     PERIOD
                                                ----------    ----------    -----------   ----------
YEAR ENDED DECEMBER 31, 1993:
Land and improvements........................    $    882      $     --      $     --      $    882
Buildings and improvements...................      55,699           129        (1,223)       54,605
Machinery and equipment......................     114,717         1,383        (3,052)      113,048
Other........................................      14,583           117          (177)       14,523
Construction in progress.....................       9,298          (615)           --         8,683
                                                ----------    ----------    ----------    ----------
                                                 $195,179      $  1,014      $ (4,452)     $191,741
                                                ----------    ----------    ----------    ----------
                                                ----------    ----------    ----------    ----------
YEAR ENDED DECEMBER 31, 1992:
Land and improvements........................    $    882      $     --      $     --      $    882
Buildings and improvements...................      55,815            24          (140)       55,699
Machinery and equipment......................     122,997         4,049       (12,329)      114,717
Other........................................      14,493           186           (96)       14,583
Construction in progress.....................       9,338           (32)           (8)        9,298
                                                ----------    ----------    ----------    ----------
                                                 $203,525      $  4,227      $(12,573)     $195,179
                                                ----------    ----------    ----------    ----------
                                                ----------    ----------    ----------    ----------
YEAR ENDED DECEMBER 31, 1991:
Land and improvements........................    $    882      $     --      $     --      $    882
Buildings and improvements...................      52,615         3,204            (4)       55,815
Machinery and equipment......................     113,323        10,307          (633)      122,997
Other........................................      12,654         1,889           (50)       14,493
Construction in progress.....................      15,786        (6,448)           --         9,338
                                                ----------    ----------    ----------    ----------
                                                 $195,260      $  8,952      $   (687)     $203,525
                                                ----------    ----------    ----------    ----------
                                                ----------    ----------    ----------    ----------

                                                                     SCHEDULE VI

                              RMI TITANIUM COMPANY

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                  COLUMN B    COLUMN C      COLUMN D        COLUMN E       COLUMN F
                                 ----------   ---------   -------------   -------------   ----------
                                 BALANCE AT   ADDITIONS                   OTHER CHANGES   BALANCE AT
                                 BEGINNING       AT                       ADD (DEDUCT)      END OF
                                 OF PERIOD      COST       RETIREMENTS      DESCRIBE*       PERIOD
                                 ----------   ---------   -------------   -------------   ----------
YEAR ENDED DECEMBER 31, 1993:
Land and improvements..........   $    460     $     5      $      --        $    --       $    465
Buildings and improvements.....     38,871       1,301         (1,119)            --         39,053
Machinery and equipment........     85,907       4,085         (2,367)        (1,630)        85,995
Other..........................      9,461         907           (123)            --         10,245
Construction in progress.......      1,027          --             --             --          1,027
                                 ----------   ---------   -------------   -------------   ----------
                                  $135,726     $ 6,298      $  (3,609)       $(1,630)      $136,785
                                 ----------   ---------   -------------   -------------   ----------
                                 ----------   ---------   -------------   -------------   ----------
YEAR ENDED DECEMBER 31, 1992:
Land and improvements..........   $    454     $     6      $      --        $    --       $    460
Buildings and improvements.....     37,450       1,474            (53)            --         38,871
Machinery and equipment........     93,153       4,049        (11,326)            31         85,907
Other..........................      8,559         977            (75)            --          9,461
Construction in progress.......      1,027          --             --             --          1,027
                                 ----------   ---------   -------------   -------------   ----------
                                  $140,643     $ 6,506      $ (11,454)       $    31       $135,726
                                 ----------   ---------   -------------   -------------   ----------
                                 ----------   ---------   -------------   -------------   ----------
YEAR ENDED DECEMBER 31, 1991:
Land and improvements..........   $    170     $     8      $      --        $   276       $    454
Buildings and improvements.....     31,578       2,485             (3)         3,390         37,450
Machinery and equipment........     69,157       7,250           (162)        16,908         93,153
Other..........................      7,258       1,083            (49)           267          8,559
Construction in progress.......         --          --             --          1,027          1,027
                                 ----------   ---------   -------------   -------------   ----------
                                  $108,163     $10,826      $    (214)       $21,868       $140,643
                                 ----------   ---------   -------------   -------------   ----------
                                 ----------   ---------   -------------   -------------   ----------

- ---------

* Reflects charges and adjustments related to the closing of the Metals Reduction and Sodium Plants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RMI TITANIUM COMPANY

                                                   /s/ TIMOTHY G. RUPERT
                                            By ------------------------------

                                                     Timothy G. Rupert
                                                  Vice President and Chief
                                                     Financial Officer
Dated: March 2, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE AND TITLE                               DATE
- ----------------------------------------     -----------------------------------
CRAIG R. ANDERSSON, Director
NEIL A. ARMSTRONG, Director
CHARLES C. GEDEON, Director
ROBERT M. HERNANDEZ, Director
DAN F. HUEBNER, Director
KEITH K. KAPPMEYER, Director
WILLIAM E. LEWELLEN, Director
LOUIS A. VALLI, Director
WESLEY W. VON SHACK, Director


     /s/ TIMOTHY G. RUPERT                              March 2, 1994
By ---------------------------
      Timothy G. Rupert
       Attorney-in-Fact


     /s/ L. FREDERICK GIEG, JR.                         March 2, 1994
- ----------------------------------
 L. Frederick Gieg, Jr., President
and Chief Executive Officer and Director
  (Principal Executive Officer)


     /s/ TIMOTHY G. RUPERT                              March 2, 1994
- ----------------------------------
          Timothy G. Rupert
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

                                                                                   SEQUENTIAL
EXHIBIT                                                                               PAGE
  NO.                                  DESCRIPTION                                   NUMBER
- -------    -------------------------------------------------------------------   ---------------
 2.0       Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on
           Form S-1 No. 33-30667 Amendment No. 1 filed with the Securities and
           Exchange Commission on April 9, 1990.

 3.1 Amended Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 No. 33-30667 filed with the Securities and Exchange
           Commission on August 23, 1989.

 3.2       Amended Code of Regulations of the Company.

10.1 Agreement for the sale and purchase of titanium tetrachloride between SCM Chemicals, Inc., and RMI Titanium Company dated March
           9, 1993, incorporated by reference to Exhibit 10.13 to the Company's Form 10-K Annual Report for the year ended December 31,
           1992.+

10.2       Agreement for the supply, purchase and sale of chlorine between SCM
           Chemicals, Inc., and RMI Titanium Company dated as of November 13,
           1990, incorporated by reference to Exhibit 10.3 to the Company's
           Form 10-K Annual Report for the year ended December 31, 1990.

10.3       Bank credit agreement between Society National Bank, Pittsburgh
           National Bank and NBD Bank, as Banks, Society National Bank as agent, and RMI Titanium Company dated as of June 3, 1993, incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company's Form 10-K Annual Report for the year ended December 31,
           1992.

10.4 RMI Company Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 No. 33-30667 Amendment No. 2 filed with the Securities and Exchange Commission on October 10, 1989.

10.5 RMI Titanium Company 1989 Stock Option Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company's Registration
           Statement on Form S-1 No. 33-30667 Amendment No. 2 filed with the
           Securities and Exchange Commission on October 10, 1989.

10.6       RMI Titanium Company Supplemental Pension Plan effective August 1,
           1987, and amended as of December 12, 1990, incorporated by reference to Exhibit 10.8 to the Company's form 10-K Annual Report for the year ended December 31, 1990.

10.7 RMI Titanium Company 1989 Employee Restricted Stock Award Plan, incorporated by reference to Exhibit 10.6 to the Company's
           Registration Statement on Form S-1, No. 33-30667 Amendment No. 2 filed with the Securities and Exchange Commission on October 10, 1989.

10.8       Amendment to RMI Titanium Company 1989 Employee Restricted Stock
           Award Plan incorporated by reference to Exhibit 10.10 to the Company's Form 10-K Annual Report for the year ended December 31,
           1990.

10.9       RMI Titanium Company 1989 Non-Employee Director Restricted Stock
           Award Plan, incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, No. 33-30667
           Amendment No. 2 filed with the Securities and Exchange Commission on October 10, 1989.

                                                                                   SEQUENTIAL
EXHIBIT                                                                               PAGE
  NO.                                  DESCRIPTION                                   NUMBER
- -------    -------------------------------------------------------------------   ---------------
10.10      RMI Titanium Company Excess Benefits Plan effective July 18, 1991, incorporated by reference to Exhibit 10.11 to the Company's Form
           10-K Annual Report for the year ended December 31, 1991.

10.11      Agreement for the supply of titanium sponge between Oregon
           Metallurgical Corporation and RMI Titanium Company dated as of
           February 26, 1992 (without exhibits), incorporated by reference to
           Exhibit 10.12 to the Company's Form 10-K Annual Report for the year ended December 31, 1991.+

21         Subsidiaries of the Company.

23.1       Consent of Price Waterhouse.

24         Powers of Attorney.

27.1       Financial Statements of The RMI Employee Savings and Investment
           Plan for the year ended December 31, 1992 (to be filed by amendment).

27.2 Financial Statements of The RMI Bargaining Unit Employee Savings and Investment Plan for the year ended December 31, 1992 (to be filed by amendment).

- ---------

+ Confidential treatment has been requested.