Form 10-Q
period 1994-03-31
RMI TITANIUM CO
filed 1994-04-22
CIK 854663

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                             OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from                to

Commission file number 1-10319

                              RMI TITANIUM COMPANY
             (Exact name of registrant as specified in its charter)

                     OHIO                                       31-0875005
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

                     1000 WARREN AVENUE, NILES, OHIO 44446
                    (Address of principal executive offices)

                                 (216) 544-7700
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X        No

     At April 15, 1994, 1,475,285 shares of common stock of the registrant were outstanding.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              RMI TITANIUM COMPANY
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1994

                                     INDEX

                                                                                         PAGE
                                                                                         ----
PART I--FINANCIAL INFORMATION
Item 1. Financial Statements:
     Introduction to Financial Statements.............................................     2
     Consolidated Statement of Operations.............................................     3
     Consolidated Balance Sheet.......................................................     4
     Consolidated Statement of Cash Flows.............................................     5
     Consolidated Statement of Shareholders' Equity...................................     6
     Selected Notes to Financial Statements...........................................     7
Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................................     9
PART II--OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders...........................    12
Item 6. Exhibits and Reports on Form 8-K..............................................    12
Signatures............................................................................    13

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      INTRODUCTION TO FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared by RMI Titanium Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                        ----------------------
                                                                         1994           1993
                                                                        -------       --------
Sales...............................................................    $36,360       $ 32,134
Operating costs:
Cost of sales.......................................................     35,833         31,772
Selling, general and administrative expenses........................      2,406          2,338
Research and development expenses...................................        337            383
                                                                        -------       --------
     Total operating costs..........................................     38,576         34,493
                                                                        -------       --------
Operating loss......................................................     (2,216)        (2,359)
Other income--net...................................................         15             73
Interest expense....................................................       (728)          (610)
                                                                        -------       --------
Loss before income taxes and cumulative effect of change in
  accounting principle..............................................     (2,929)        (2,896)
Provision for income taxes..........................................         --              1
                                                                        -------       --------
Loss before cumulative effect of change in accounting principle.....     (2,929)        (2,897)
Cumulative effect of change in accounting principle.................     (1,202)       (16,938)
                                                                        -------       --------
Net loss............................................................    $(4,131)      $(19,835)
                                                                        =======       ========

Net loss per common share: (Note 3)
     Before cumulative effect of change in accounting principle.....    $ (1.99)      $  (1.98)
     Cumulative effect of change in accounting principle............       (.81)      $ (11.60)
                                                                        -------       --------
          Net loss..................................................    $ (2.80)      $ (13.58)
                                                                        =======       ========

     Weighted average shares outstanding............................    1,475,049     1,460,438
                                                                        =========     =========


  The accompanying notes are an integral part of these Consolidated Financial Statements.

                              RMI TITANIUM COMPANY

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                                        MARCH 31      DECEMBER 31
                                                                          1994            1993
                                                                                      ------------
                                                                       (UNAUDITED)
                                                                       ----------
ASSETS
Current assets:
  Cash and cash equivalents.........................................    $    348        $    293
  Receivables--less allowance for doubtful accounts of $1,219 and
     $940...........................................................      29,096          29,940
  Inventories.......................................................      60,851          57,492
  Other current assets..............................................       1,388           1,540
                                                                       ----------     ------------
       Total current assets.........................................      91,683          89,265
                                                                       ----------     ------------
  Property, plant and equipment, net of accumulated depreciation....      53,487          54,956
  Other noncurrent assets...........................................       8,671           8,250
                                                                       ----------     ------------
       Total assets.................................................    $153,841        $152,471
                                                                       ==========     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.................................    $    120        $    120
  Accounts payable..................................................      13,267          11,770
  Accrued wages and other employee costs............................       7,690           6,383
  Other accrued liabilities.........................................       4,089           4,673
                                                                       ----------     ------------
       Total current liabilities....................................      25,166          22,946
                                                                       ----------     ------------
Long-term debt......................................................      68,530          66,660
Other employee benefit liabilities..................................      17,140          15,938
Noncurrent pension liabilities......................................      17,056          17,056
Other noncurrent liabilities........................................       2,010           2,010
                                                                       ----------     ------------
       Total liabilities............................................     129,902         124,610
                                                                       ----------     ------------
Contingencies (Note 5)..............................................
Shareholders' equity:
  Preferred Stock, no par value; 5,000,000 shares authorized;
     no shares outstanding..........................................          --              --
  Common Stock, $0.01 par value; 30,000,000 shares authorized;
     2,037,821 and 15,312,995 shares issued (Note 3)................          15             153
  Additional paid-in capital (Note 3)...............................     124,720         124,578
  Retained deficit..................................................     (90,285)        (86,154)
  Deferred compensation.............................................          --            (205)
  Minimum pension liability adjustment..............................      (7,520)         (7,520)
  Treasury Common Stock at cost 562,536 shares......................      (2,991)         (2,991)
                                                                       ----------     ------------
Total shareholders' equity..........................................      23,939          27,861
                                                                       ----------     ------------
       Total liabilities and shareholders' equity...................    $153,841        $152,471
                                                                       ==========     ============


  The accompanying notes are an integral part of these Consolidated Financial Statements.

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                        ----------------------
                                                                         1994           1993
                                                                        -------       --------
CASH PROVIDED FROM (USED IN) OPERATIONS:
Net loss.............................................................   $(4,131)      $(19,835)
Adjustment for items not affecting funds from operations:
  Depreciation.......................................................     1,560          1,619
  Cumulative effect of change in accounting principle................     1,202         16,938
  Other--net.........................................................       578            503
                                                                        -------       --------
                                                                           (791)          (775)
                                                                        -------       --------
Changes in assets and liabilities (excluding cash):
Receivables..........................................................       565         (3,022)
Inventories..........................................................    (3,359)         3,888
Accounts payable.....................................................     1,497         (1,762)
Other current liabilities............................................       633             18
Other assets.........................................................       (97)          (388)
Other--net...........................................................        --           (185)
                                                                        -------       --------
                                                                           (761)        (1,451)
       Cash used in operating activities.............................    (1,552)        (2,226)
                                                                        -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of facilities...................................         7             --
  Capital expenditures...............................................       (98)           (50)
  Investment in joint venture........................................      (172)            --
                                                                        -------       --------
       Cash used in investing activities.............................      (263)           (50)
                                                                        -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreements.................................     1,900          2,500
  Debt repayments....................................................       (30)           (30)
                                                                        -------       --------
  Cash provided from financing activities............................     1,870          2,470
                                                                        -------       --------
INCREASE IN CASH AND CASH EQUIVALENTS................................        55            194
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................       293            270
                                                                        -------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................   $   348       $    464
                                                                        =======       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest (net of amounts capitalized)................   $   738       $    588
                                                                        =======       ========

  The accompanying notes are an integral part of these Consolidated Financial Statements.

                              RMI TITANIUM COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                                         MINIMUM
                                                                     ADD'TL.                TREASURY     PENSION
                                 SHARES      COMMON     DEFERRED     PAID-IN    RETAINED     COMMON     LIABILITY
                               OUTSTANDING   STOCK    COMPENSATION   CAPITAL     DEFICIT      STOCK     ADJUSTMENT
                               -----------   ------   ------------   --------   ---------   ---------   ----------
Balance at December 31,
 1992........................   14,604,384    $152       $ (249)     $124,306   $ (57,261)   $(2,969)    $   (677)
Compensation expense
  recognized.................           --      --          245            --          --         --           --
Shares issued for Restricted
  Stock Award Plans..........      122,700       1         (201)          200          --         --           --
Shares issued in lieu of
  Directors' compensation....       35,439      --           --            72          --         --           --
Treasury common stock
  purchases-at cost..........      (12,064)     --           --            --          --        (22)          --
Minimum pension liability
  adjustment.................           --      --           --            --          --         --       (6,843)
Net loss.....................           --      --           --            --     (28,893)        --           --
                               -----------   ------      ------      --------   ---------   ---------   ----------
Balance at December 31,
  1993.......................   14,750,459     153         (205)      124,578     (86,154)    (2,991)      (7,520)
Compensation expense
  recognized.................           --      --          205            --          --         --           --
One-for-ten reverse stock
  split effective March 31,
  1994 (Note 3)..............  (13,275,414)   (138)          --           138          --         --           --
Shares issued for Restricted
  Stock Award Plans..........          240      --           --             4          --         --           --
Net loss.....................           --      --           --            --      (4,131)        --           --
                               -----------   ------      ------      --------   ---------   ---------   ----------
Balance at March 31, 1994....    1,475,285    $ 15       $   --      $124,720   $ (90,285)   $(2,991)    $ (7,520)
                               ===========   ======      ======      ========   =========   =========   ==========

  The accompanying notes are an integral part of these Consolidated Financial Statements.

                              RMI TITANIUM COMPANY

                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--GENERAL

     The consolidated financial statements include the accounts of RMI Titanium Company and its majority owned subsidiaries. All significant intercompany transactions are eliminated. The Company's operations are conducted primarily in one business segment, the production and marketing of titanium metal and related products.

NOTE 2--ORGANIZATION

     On April 20, 1990, Quantum Chemical Corporation ("Quantum") and USX Corporation ("USX") transferred their 50% partnership interests in RMI Company (the immediate predecessor of the Company) to the Company in exchange for shares of the Company's common stock (the "Reorganization"). Concurrent with the Reorganization, Quantum completed a sale of its shares of the Company's common stock to the public. USX has retained its shares of the Company's common stock. At March 31, 1994, approximately 51% of the Company's outstanding common stock was owned by USX.

NOTE 3--REVERSE STOCK SPLIT

     At its Annual Meeting of Shareholders held on March 31, 1994, the Company's shareholders approved an amendment to the Articles of Incorporation of the Company, effecting a one-for-ten reverse stock split. A Certificate of Amendment to the Articles of Incorporation was filed with the Ohio Secretary of State on March 31, 1994, and the reverse split became effective on that date. Pursuant to the reverse split, each certificate representing shares of common stock outstanding immediately prior to the reverse split is deemed to represent one-tenth the number of shares outstanding immediately prior to the reverse split. Per share and weighted average share amounts reported herein have been retroactively restated to reflect the reverse split. Common Stock and additional paid-in capital have also been adjusted at March 31, 1994 to reflect the reverse split. Treasury Common Stock was not affected by the reverse split.

NOTE 4--NEW ACCOUNTING STANDARDS

     Effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits." The results for the period ended March 31, 1994 reflect a one-time charge of $1.2 million representing the cumulative effect of adopting the new standard. SFAS 112 will have no effect on cash flow. Effective January 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 ("SFAS 106") "Employers' Accounting for Postretirement Benefits Other than Pensions." The results for the three months ended March 31, 1993 reflect a one-time charge of $16.9 million representing the cumulative effect of recognizing the entire SFAS 106 transition obligation. Additionally, effective January 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Prior to the adoption of SFAS 109, income tax expense was determined under Statement of Financial Accounting Standards No. 96 ("SFAS 96"), "Accounting for Income Taxes." Under the provisions of SFAS 109 and SFAS 96, no tax benefits were recognized for the 1994 and 1993 pretax losses. The provision for taxes in the first quarter of 1993 results from certain state income taxes.

NOTE 5--CONTINGENCIES

     The Company is involved in investigative or cleanup projects under federal or state environmental laws at a number of waste disposal sites, including a Superfund site. Given the status of the proceedings with respect to these sites, ultimate investigative and remediation costs cannot presently be accurately predicted, but could, in the aggregate, be material. Based on the information available regarding the current ranges of estimated remediation costs at currently active sites, and what the Company believes will be its ultimate share of such costs, provisions for environmental-related costs have been recorded. These provisions are in addition to amounts which have previously been accrued for the Company's share of environmental study costs. At March 31, 1994, the amount accrued for future environmental-related costs was $2.9 million. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $1.6 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters.

     The ultimate resolution of these foregoing contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

NOTE 6--INVENTORIES:

                                                          (DOLLARS IN THOUSANDS)
                                                          MARCH 31, 1994     DECEMBER 31, 1993
                                                          --------------     ------------------
                                                           (UNAUDITED)
     Raw material and supplies........................       $ 15,395             $ 18,366
     Work-in-process and finished goods...............         58,481               52,151
     Adjustments to LIFO values.......................        (13,025)             (13,025)
                                                             --------             --------
                                                             $ 60,851             $ 57,492
                                                             --------             --------
                                                             --------             --------

     Inventories are valued at cost as determined by the last-in, first-out
(LIFO) method which, in the aggregate, is lower than market. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation).

     Included in work-in-process are costs relating to a drilling riser contract, which is being accounted for as a long-term contract. Contract costs, plus estimated earnings, less progress billings at March 31, 1994 and December 31, 1993 amounted to $4.0 million and $1.3, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

NET SALES

     Net sales increased by $4.2 million, or 13%, for the three months ended March 31, 1994 compared to the corresponding 1993 period. This increase is due primarily to the recognition of $2.7 million in revenue under the titanium drilling riser contract in 1994. Additionally, revenues under the Department of Energy ("DOE") remediation and restoration contract increased by $1.1 million in the first quarter of 1994, or 73%, from the same period in 1993. Sales of hot formed parts and cut shapes during the first quarter of 1994 increased approximately $.5 million or 15% from 1993 first quarter levels. Shipments of titanium mill products increased slightly from first quarter 1993 shipments. Because of a less favorable product mix and a continuation of intense price competition, average selling prices on mill products in the first quarter of 1994 decreased by approximately 9% from 1993 first quarter levels; however, by comparison to the fourth quarter of 1993, average selling prices on mill products in the first quarter of 1994 increased approximately 2%. Overall demand and pricing for titanium mill products remains weak.

GROSS PROFIT

     Gross profit amounted to $.5 million for the quarter ended March 31, 1994 compared to a gross profit of $.4 million for the comparable 1993 period. The 1994 results were favorably impacted by the titanium drilling riser contract and the DOE remediation and restoration contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $2.4 million for the quarter ended March 31, 1994 compared to $2.3 million in the first quarter of 1993. Although the Company has achieved administrative cost reductions through its cost containment measures, 1994 first quarter administrative costs were adversely impacted by an additional charge of $.1 million resulting from the recognition of deferred compensation expenses related to the early vesting of awards previously granted under the Company's 1989 Employee Restricted Stock Award Plan. Additionally, reimbursable administrative expenses associated with the DOE remediation and restoration contract increased by $.1 million from 1993 first quarter levels. Research, technical and product development expenses amounted to $.3 million in the first quarter of 1994 compared to $.4 million in the first quarter of 1993.

OPERATING LOSS

     The operating loss for the three months ended March 31, 1994 and 1993 amounted to $2.2 million and $2.4 million, respectively.

NET LOSS

     Because of increased overall interest rates and a higher level of borrowings, interest expense increased to $.7 million in the first quarter of 1994 from $.6 million in 1993.

     Net income for the 1994 first quarter reflects a one-time charge of $1.2 million resulting from the cumulative effect of adopting SFAS No. 112. The comparable 1993 period reflects a one-time charge of $16.9 million representing the cumulative effect of SFAS No. 106.

     Including the remainder of the titanium drilling riser contract, the Company's total order backlog as of March 31, 1994 was approximately $70 million, compared to $71 million at December 31, 1993. As a result of soft demand and competitive pressures, the average selling prices on incoming orders for mill products have decreased over the last several years. The Company believes a number of factors are responsible for this situation. Among these factors are aggressive international competition, declining military spending, lack of commercial airline profits, and an uncertain world economy. Many aerospace contractors have adopted just-in-time inventory practices or have demanded significantly shorter lead times. Additionally, contractors are waiting until the last minute to place orders in an effort to obtain the best possible pricing. The titanium industry is also suffering from excess production capacity, which has intensified price competition for available business.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital amounted to $66.5 million at March 31, 1994 compared to $66.3 million at December 31, 1993.

     For the quarter ended March 31, 1994, the Company's cash flow requirements for operating losses, capital spending and working capital needs were funded primarily through borrowings under the Company's revolving credit facility.

     The Company has reached agreement with the participating banks, subject to completion of documentation, on the terms of an amendment to the $75 million revolving credit facility. The amendment would establish new financial covenants and relate the maximum amount of credit available under the facility to a borrowing base formula. Under the facility, as amended, the Company could borrow up to the lesser of $75 million or an amount equal to the sum of the products of the aggregate value of each of various categories of collateral and an advance rate established by the banks for each category of collateral, plus an available overadvance. Based on the values of collateral at March 31, 1994, the Company will be able to borrow the entire $75 million available under the amended facility. The amended facility will contain a covenant to maintain a minimum balance of total shareholders' equity as of June 30, 1994 and at all times thereafter, based on the balance of total shareholders' equity at December 31, 1993, as adjusted for new cash equity investments as a result of the Rights Offering and certain noncash charges to equity resulting from the application of certain mandated accounting standards and other matters. In addition, an event of default would occur if RMI does not receive cash equity investments as a result of the Rights Offering by July 29, 1994 of at least $14.7 million. Also under the existing credit facility, as amended, if USX were to cease to beneficially own at least 48% of the Company's voting equity securities, the terms of the facility would be subject to renegotiation and, in such event, failure by the Company and the banks to reach agreement on appropriate amendments to the facility could constitute an event of default.

     The Company has also received from the banks which are parties to the existing credit facility a separate commitment to enter into a second revolving credit facility providing for up to $15 million of borrowings, in addition to amounts available under the amended existing credit facility. The second facility would permit borrowings up to the lesser of $15 million or an amount determined pursuant to a borrowing base formula substantially similar to that used for the amended existing credit facility, but which would include only certain collateral related to, or arising out of, the Company's export sales. Prior to any borrowings, the Company would be required to receive the $14.7 million cash equity investments described above. The $15 million revolving credit facility is conditioned upon obtaining a guarantee by the Export Import Bank of the United States of amounts outstanding thereunder. The Company has applied to the Export Import Bank for such a guarantee.

     At March 31 1993 the Company had borrowings of $67.5 million outstanding under the existing revolving credit facility, compared to $65.5 at December 31, 1993.

     In order to adequately finance development of the new markets while meeting its current liquidity requirements, the Board of Directors has determined that the Company should seek to raise up to $30 million. The Company currently intends to raise this amount through a rights offering to shareholders. In contemplation of the rights offering, the Board of Directors of the Company sought shareholders' approval at the Annual Meeting of Shareholders to amend the Articles of Incorporation of the Company to effect a one-for-ten reverse stock split.

     The reverse split proposal was approved by an affirmative vote of approximately 90% of the outstanding shares. A Certificate of Amendment to the Articles of Incorporation was filed with the Ohio Secretary of State on March 31, 1994, and the reverse split became effective on that date. Pursuant to the reverse split, each certificate representing shares of common stock outstanding immediately prior to the reverse split is deemed to represent one-tenth the number of shares outstanding immediately prior to the reverse split.

     The Company is involved in investigative or cleanup projects under federal or state environmental laws at a number of waste disposal sites including a Superfund site. Given the status of the proceedings with respect to these sites, ultimate investigative and remediation costs cannot presently be accurately predicted but could, in the aggregate, be material. Based on the information available regarding the current ranges of estimated remediation costs at currently active sites, and what the Company believes will be its ultimate share of such costs, provisions for environmental-related costs have been recorded, including $2.7 million in 1991. These provisions are in addition to amounts which have previously been accrued for the Company's share of environmental study costs. At March 31, 1994, the amount accrued for future environment-related costs was $2.9 million. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $1.6 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from it obligations for these projects. In 1992, the EPA proposed a $1.4 million civil penalty for alleged failure to comply with RCRA. The Company is contesting the complaint. Based on the preliminary nature of the proceeding the Company is currently unable to determine the ultimate liability, if any, that may arise from this matter.

     The ultimate resolution of these environmental matters could individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

     Capital expenditures for the three months ended March 31, 1994 and March 31, 1993 amounted to $.1 million in each period. The Company has budgeted capital spending of approximately $1.0 million for the year 1994, which is comparable to actual spending for the year 1993. Although reduced in order to conserve cash, the Company's capital spending levels are adequate to maintain its facilities while continuing to improve product quality. In addition, during the quarter ended March 31, 1994, the Company invested $.2 million in its Norwegian joint venture.

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The registrant's 1994 Annual Meeting of Shareholders was held March 31,
     1994.

(c) The registrant's shareholders voted, among other matters, upon a proposal to amend the registrant's Articles of Incorporation to effect a one-for-ten reverse stock split. A total of 13,272,407 affirmative votes and 527,672 negative votes were cast on the proposal, with 73,031 abstentions, resulting in adoption of the proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    None.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed for the quarter ended March 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   RMI TITANIUM COMPANY
                                          --------------------------------------
                                                       (Registrant)


Date: April 22, 1994                                 /s/ T. G. RUPERT
                                        By: ____________________________________

                                                       T. G. Rupert
                                             Senior Vice President and Chief
                                                    Financial Officer