Form 10-K/A
period 1993-12-31
RMI TITANIUM CO
filed 1994-06-23
CIK 854663

                                Form 10-K/A
                              Amendment No. 1 to
                                Annual Report
                                      on
                                  Form 10-K
                              for the year ended
                              December 31, 1993
                                      of
                             RMI TITANIUM COMPANY

        Pursuant to Rule 126-15, promulgated under the Securities Exchange Act of 1934, RMI Titanium Company hereby amends each of the following Items of its Annual Report on form 10-K for the year ended December 31, 1993 so that, as amended, such Items read as set forth herein.

Item 1
Item 3
Item 7
Item 8
Item 14

- - - - - --------------------------------------------------------------------------------
- - - - - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                            ON WHICH REGISTERED
- - - - - -----------------------------------------------        -----------------------------
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

Number of shares of common stock outstanding at February 1, 1994: 14,750,459

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Selected Portions of the 1994 Proxy Statement--Part III of this Report.
- - - - - --------------------------------------------------------------------------------
- - - - - --------------------------------------------------------------------------------

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                              RMI TITANIUM COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

     As used in this report, the terms "RMI," "Company," and "Registrant" mean RMI Titanium Company, its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
                                              PART I
Item  1.  Business......................................................................     1
Item  2.  Properties....................................................................     6
Item  3.  Legal Proceedings.............................................................     7
Item  4.  Submission of Matters to a Vote of Security Holders...........................    10
                                             PART II
Item  5.  Market for the Registrant's Common Equity and Related Stockholder Matters.....    10
Item  6.  Selected Financial Data.......................................................    11
Item  7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................................    11
Item  8.  Financial Statements and Supplementary Data...................................    16
Item  9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..........................................................    32
                                             PART III
Item 10.  Directors and Executive Officers of the Registrant............................    33
Item 11.  Executive Compensation........................................................    33
Item 12.  Security Ownership of Certain Beneficial Owners and Management................    33
Item 13.  Certain Relationships and Related Transactions................................    33
                                             PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............    34
Signatures..............................................................................    37
Index to Exhibits.......................................................................    38

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     The Company is a leading domestic producer of titanium mill products. Titanium mill products are used principally in the aerospace industry in commercial and military aircraft, with major nonaerospace applications in chemical processing equipment, mesh for bridge and deck repair, tubular products for oil and gas production, pulp and paper production facilities and medical implants.

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

- - - - - ---------

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

OTHER REVENUE

     During the fourth quarter of 1993, the Company entered into a long-term agreement with the DOE covering the remediation and restoration of the Company's former Extrusion Plant located in Ashtabula, Ohio, for which the DOE is responsible as a result of work performed there for the government. The Company will serve as prime contractor during the remediation and restoration period. The total amount of revenues to be recognized, which will be included in the Other category, are not determinable at this time. Revenues will vary year to year depending on DOE funding. In 1993, the Company recognized $10.4 million in such revenues. As the prime contractors, the Company will provide management services necessary to complete assessment, clean-up and remediation activities required to complete environmental remediation of the site and facilities.

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

               NAME                    AGE                          TITLE
- - - - - -----------------------------------    ---     -----------------------------------------------
L. Frederick Gieg, Jr. ............    62      President and Chief Executive Officer
John H. Odle.......................    51      Senior Vice President-Commercial and Research
Timothy G. Rupert..................    47      Vice President and Chief Financial Officer

ITEM 2. PROPERTIES

     The Company's principal products together with the location of its principal manufacturing plants and aggregate capacity are set forth below.

                                   FACILITIES

                  PRODUCT                         ANNUAL CAPACITY                LOCATION
- - - - - --------------------------------------------  ------------------------    ----------------------
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

- - - - - ---------

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


        The EPA, in March 1989, ordered 19 of the PRPs to conduct a predesign and design phase study for the sediment operable unit and a source control study, which studies are currently estimated to cost $16.5 million. The Company, working cooperatively with twelve others in accordance with two separate agreements, is complying with the order. The Company has accrued and is currently paying a portion of the cost of complying with the EPA's order, which includes the studies. It is anticipated that the study will be completed no earlier than late 1994. Actual cleanup would not commence prior to that time. It is not possible to determine accurately the Company's share in any final allocation formula with respect to the study or the cleanup; however, on the basis of its current knowledge, the Company believes its share of the ultimate costs will be in the range of 5% to 11%.

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

          Thirteen of the PRPs, including the Company, plus several others have agreed to a nonbinding arbitration process to allocate the cost of complying with the March 1989 order. The arbitration is an alternative to the costly litigation which would otherwise have developed. No significant new facts have been discovered as a result of this process.

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

          A Corrective Measures Study report prepared for the Company by the consultant states that the presence of metals would not be expected to have an adverse impact on humans or the environment, and, after conducting a detailed analysis of cleanup alternatives, the study recommended that metals contaminated fill material be consolidated at an on-site landfill and contained in place, at an estimated cost of $1 million. The Company has responded to comments received and is awaiting final approval of the study. An amount has been accrued by the Company regarding this matter.

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


     Given the status of the proceedings at certain of these sites, and the evolving nature of environmental laws, regulations, and remediation techniques, the Company's ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company's policy to recognize in its financial statements environmental costs as an obligation becomes probable and a reasonable estimate of exposure can be determined. At December 31, 1993, the amount accrued for future environmental-related costs was $2.9 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, will be in the range of $4.2-$6.1 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $1.6 million which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

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

- - - - - ---------

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

OTHER INCOME (EXPENSE)

     Other income (expense), net for 1993 includes a $1.4 million gain on sales and retirements of equipment and facilities. Amounts for 1991 include a loss of $0.5 million on disposals of facilities and a loss of $0.1 million pertaining to settlement of litigation.

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

BUSINESS OUTLOOK-BACKLOG


     Including the high-pressure titanium drilling riser contract referred to above, the Company's total order backlog as of December 31, 1993 was approximately $71 million, compared to $53 million at December 31, 1992 and $82 million at December 31, 1991. As a result of soft demand and competitive pressures, the average selling prices on incoming orders for mill products have decreased over the last several years. The Company believes a number of factors are responsible for this situation. Among these factors are aggressive international competition, declining military spending, lack of commercial airline profits, and an uncertain world economy. Many aerospace contractors have adopted just-in-time inventory practices or have demanded significantly shorter lead times. Additionally, contractors are waiting until the last minute to place orders in an effort to obtain the best possible pricing. The titanium industry is also suffering from excess production capacity, which has intensified price competition for available business. The Company is currently unable to accurately predict when demand on prices for its products will improve. Any Improvement will be dependent on increased commercial aerospace activity and new market applications.

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

     In order to adequately finance development of the new markets while meeting its current liquidity requirements, the Board of Directors has determined that the Company should seek to raise up to $30 million. The Company currently intends to raise this amount through a rights offering to shareholders.
Specific expenditures and the amounts thereof related to the development of the Company's new market opportunities cannot be determined at this time. Expenditures for new technology and facilities are not expected to be significant. However, potential projects are generally large relative to the Company's present working capital position, necessitating the need for additional capital.

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

     The Company is involved in investigative or cleanup projects under federal or state environmental laws at a number of waste disposal sites, including a Superfund site. Given the status of the proceedings with respect to these sites, ultimate investigative and remediation costs cannot presently be accurately predicted, but could, in the aggregate, be material. Based on the information available regarding the current ranges of estimated remediation costs at currently active sites, and what the Company believes will be its ultimate share of such costs, provisions for environmental-related costs have been recorded, including $2.7 million in 1991. These provisions are in addition to amounts which have previously been accrued for the Company's share of environmental study costs. At December 31, 1993, the amount accrued for future environmental-related costs was $2.9 million. Based on available information, the Company believes that its share of potential environmental-related costs, before expected contributions from third parties, will be in the range of $4.2-$6.1 million in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $1.6 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS                                               PAGE

    Report of Management..............................................................    17
    Report of Independent Accountants.................................................    17
    FINANCIAL STATEMENTS:
         Consolidated Statement of Operations for the years ended
           December 31, 1993, 1992 and 1991...........................................    18
         Consolidated Balance Sheet at December 31, 1993 and 1992.....................    19
         Consolidated Statement of Cash Flows for the years ended
           December 31, 1993, 1992 and 1991...........................................    20
         Consolidated Statement of Shareholders' Equity for the years ended
           December 31, 1993, 1992 and 1991...........................................    21
         Notes to Consolidated Financial Statements...................................    22
         Financial Statement Schedules:
           For the three years ended December 31, 1993, 1992 and 1991
           V --Property, Plant and Equipment..........................................    35
           VI--Accumulated Depreciation of Property, Plant and Equipment..............    36

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

PRICE WATERHOUSE
Pittsburgh, Pennsylvania
January 31, 1994,
except for Note 17,
which is as of
March 31, 1994.

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                         ----------------------------------------
                                                            1993           1992           1991
                                                         ----------     ----------     ----------
Sales..................................................  $  127,397     $  135,607     $  165,568
Operating costs:
  Cost of sales........................................     127,486        135,985        166,963
  Selling, general and administrative expenses.........       9,133          9,365         10,687
  Research, technical and product development
     expenses..........................................       1,542          1,644          3,507
  Plant closing charge (Note 4)........................          --             --         37,123
                                                         ----------     ----------     ----------
       Total operating costs...........................     138,161        146,994        218,280
                                                         ----------     ----------     ----------
Operating loss.........................................     (10,764)       (11,387)       (52,712)
Other income (expense)--net............................       1,554            178           (735)
Interest expense.......................................      (2,745)        (2,746)        (3,538)
                                                         ----------     ----------     ----------
Loss before income taxes...............................     (11,955)       (13,955)       (56,985)
Provision for income taxes (Note 8)....................          --            107            100
                                                         ----------     ----------     ----------
Loss before cumulative effect of change in accounting
  principle............................................     (11,955)       (14,062)       (57,085)
Cumulative effect of change in accounting principle
  (Note 11)............................................     (16,938)            --             --
                                                         ----------     ----------     ----------
Net loss...............................................  $  (28,893)    $  (14,062)    $  (57,085)
                                                         ==========     ==========     ==========
Net loss per common share: (Note 17)
  Before cumulative effect of change in accounting
  principle............................................  $    (8.14)    $    (9.66)    $   (39.17)
  Cumulative effect of change in accounting
     principle.........................................      (11.53)            --             --
                                                         ----------     ----------     ----------
               Net loss................................  $   (19.67)    $    (9.66)    $   (39.17)
                                                         ==========     ==========     ==========
  Weighted average shares outstanding..................   1,468,885      1,456,203      1,457,516
                                                         ==========     ==========     ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                           1993         1992
                                                                         --------     --------
                                ASSETS
CURRENT ASSETS:
Cash and cash equivalents..............................................  $    293     $    270
Receivables, less allowance for doubtful accounts of $940 and $1,050...    29,940       26,797
Inventories............................................................    57,492       58,824
Other current assets...................................................     1,540        1,520
                                                                         --------     --------
     Total current assets..............................................    89,265       87,411
Property, plant and equipment, net of accumulated depreciation.........    54,956       59,453
Other noncurrent assets................................................     8,250        6,393
                                                                         --------     --------
     Total assets......................................................  $152,471     $153,257
                                                                         ========     ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt......................................  $    120     $    120
Accounts payable.......................................................    11,770        8,889
Accrued wages and other employee costs.................................     6,383        4,390
Other accrued liabilities..............................................     4,673        1,783
                                                                         --------     --------
     Total current liabilities.........................................    22,946       15,182
Long-term debt.........................................................    66,660       62,280
Accrued postretirement benefit cost....................................    15,938           --
Noncurrent pension liabilities.........................................    17,056       10,401
Other noncurrent liabilities...........................................     2,010        2,092
                                                                         --------     --------
     Total liabilities.................................................   124,610       89,955
                                                                         --------     --------
Contingencies (Note 15)................................................

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value; 5,000,000 shares authorized;
  no shares outstanding................................................        --           --
Common Stock, $0.01 par value; 30,000,000 shares authorized;
  15,312,995 and 15,154,856 shares issued (Note 17)....................       153          152
Additional paid-in capital (Note 17)...................................   124,578      124,306
Accumulated deficit....................................................   (86,154)     (57,261)
Deferred compensation..................................................      (205)        (249)
Minimum pension liability adjustment...................................    (7,520)        (677)
Treasury Common Stock at cost 562,536 and 550,472 shares...............    (2,991)      (2,969)
                                                                         --------     --------
     Total shareholders' equity........................................    27,861       63,302
                                                                         --------     --------
     Total liabilities and shareholders' equity........................  $152,471     $153,257
                                                                         ========     ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
CASH PROVIDED FROM (USED IN) OPERATIONS:
Net loss...................................................  $(28,893)    $(14,062)    $(57,085)
Adjustment for items not affecting cash:
  Cumulative effect of change in accounting principle......    16,938           --           --
  Plant closing charge.....................................        --           --       37,123
  Depreciation.............................................     6,298        6,506       10,789
  (Gain) loss on disposal of facilities....................    (1,436)          --          320
  Other noncash charges, net...............................       943        1,757        1,939
                                                             --------     --------     --------
                                                               (6,150)      (5,799)      (6,914)
                                                             --------     --------     --------
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables................................................    (3,792)       8,058        8,935
Inventories................................................     1,332        6,261       13,850
Accounts payable...........................................     2,881         (519)      (1,743)
Deferred tax asset.........................................        --        2,844           --
Other current liabilities..................................     2,475      (11,685)      (1,824)
Other assets...............................................      (801)        (623)       1,553
Noncurrent liabilities.....................................       (82)        (480)       1,006
Other......................................................       (92)        (619)         186
                                                             --------     --------     --------
                                                                1,921        3,237       21,963
                                                             --------     --------     --------
       Cash (used in) provided from operations.............    (4,229)      (2,562)      15,049

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in joint ventures............................    (1,216)          --           --
  Proceeds from sale of facilities.........................     2,124        1,783          153
  Capital expenditures.....................................    (1,014)      (4,227)      (8,952)
                                                             --------     --------     --------
       Cash used in investing activities...................      (106)      (2,444)      (8,799)
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit agreement..............     4,500        3,600          500
  Debt repayments..........................................      (120)        (120)      (3,074)
  Common Stock repurchased.................................       (22)         (82)      (1,149)
  Dividends................................................        --           --       (1,095)
                                                             --------     --------     --------
       Cash provided from (used in) financing activities...     4,358        3,398       (4,818)
                                                             --------     --------     --------
Increase (decrease) in cash and cash equivalents...........        23       (1,608)       1,432
Cash and cash equivalents at beginning of period...........       270        1,878          446
                                                             --------     --------     --------
Cash and cash equivalents at end of period.................  $    293     $    270     $  1,878
                                                             ========     ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized)........  $  2,548     $  2,829     $  3,573
                                                             ========     ========     ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                                     MINIMUM
                                                                                ADDT'L.    RETAINED     TREASURY     PENSION
                                            SHARES      COMMON     DEFERRED     PAID-IN    EARNINGS      COMMON     LIABILITY
                                          OUTSTANDING   STOCK    COMPENSATION   CAPITAL    (DEFICIT)     STOCK      ADJUSTMENT
                                          -----------   ------   ------------   --------   ---------    --------    ----------
Balance at December 31, 1990............   14,745,900    $151      $   (841)    $124,068   $  14,981    $ (1,790)          --
Shares issued for Restricted
  Stock Award Plans.....................       22,700      --          (129)         129          --          --           --
Reinvestment of dividends on
  Restricted Stock Awards...............        2,081      --            --           13          --          --           --
Treasury Common Stock purchases at
  cost..................................     (208,900)     --            --           --          --      (1,149)          --
Compensation expense recognized.........           --      --           452           --          --          --           --
Net loss................................           --      --            --           --     (57,085)         --           --
Cash dividends declared.................           --      --            --           --      (1,095)         --           --
                                          -----------   ------   ------------   --------   ---------    --------    ----------
Balance outstanding at December 31,
  1991..................................   14,561,781     151          (518)     124,210     (43,199)     (2,939)          --
Compensation expense recognized.........           --      --           366           --          --          --           --
Treasury Common Stock reissued..........       24,500      --            --           --          --          52           --
Shares issued for Restricted
  Stock Award Plans.....................       38,475       1           (97)          96          --          --           --
Treasury Common Stock purchases at
  cost..................................      (20,372)     --            --           --          --         (82)          --
Net loss................................           --      --            --           --     (14,062)         --           --
Minimum pension liability adjustment....           --      --            --           --          --          --     $   (677)
                                          -----------   ------   ------------   --------   ---------    --------    ----------
Balance at December 31, 1992............   14,604,384     152          (249)     124,306     (57,261)     (2,969)        (677)
Compensation expense recognized.........           --      --           245           --          --          --           --
Shares issued for Restricted Stock Award
  Plans.................................      122,700       1          (201)         200          --          --           --
Shares issued for Directors'
  compensation..........................       35,439      --            --           72          --          --           --
Treasury Common Stock purchases at
  cost..................................      (12,064)     --            --           --          --         (22)          --
Minimum pension liability adjustment....           --      --            --           --          --          --       (6,843)
Net loss................................           --      --            --           --     (28,893)         --           --
                                          -----------   ------   ------------   --------   ---------    --------    ----------
Balance at December 31, 1993*...........   14,750,459    $153      $   (205)    $124,578   $ (86,154)   $ (2,991)    $ (7,520)
                                           ==========   =======  ===========    =========  =========    ========    =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

* See Note 17 to the Consolidated Financial Statements.

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

     In October 1993, the Company executed a long-term contract with the U.S. Department of Energy ("DOE") covering the remediation and restoration of the Company's former Extrusion Plant in Ashtabula, Ohio. The contract calls for the Company to earn fees on cost-plus-fee basis, and acknowledges the DOE's responsibility for the remediation of the site. During 1993 the Company recognized revenues, including fees, of $10.4 million under the contract. Total estimated revenues under this contract are not determinable.

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

NOTE 5--INVENTORIES:

                                                                      DECEMBER 31
                                                                    (IN THOUSANDS)
                                                                 ---------------------
                                                                   1993         1992
                                                                 --------     --------
        Raw materials and supplies............................   $ 18,366     $ 14,009
        Work-in-process and finished goods....................     52,151       56,341
        Adjustment to LIFO values.............................    (13,025)     (11,526)
                                                                 --------     --------
                                                                 $ 57,492     $ 58,824
                                                                 ========     ========

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

NOTE 6--ACCOUNTS RECEIVABLE:

                                                                      DECEMBER 31
                                                                    (IN THOUSANDS)
                                                                 ---------------------
                                                                   1993         1992
                                                                 --------     --------
        Trade and commercial customers........................   $ 26,373     $ 27,847
        Progress billings on uncompleted contract.............      3,866           --
        U.S. Government-DOE...................................        641           --
                                                                 --------     --------
                                                                   30,880       27,847
        Less allowance for doubtful accounts..................       (940)      (1,050)
                                                                 --------     --------
                                                                 $ 29,940     $ 26,797
                                                                 ========     ========

NOTE 7--PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is stated at cost and consists of the following:

                                                                      DECEMBER 31
                                                                    (IN THOUSANDS)
                                                                 ---------------------
                                                                   1993         1992
                                                                 --------     --------
        Land..................................................   $    882     $    882
        Buildings and improvements............................     54,605       55,699
        Machinery and equipment...............................    113,048      114,717
        Other.................................................     14,523       14,583
        Construction in progress..............................      8,683        9,298
                                                                 --------     --------
                                                                  191,741      195,179
        Less--Accumulated depreciation........................    136,785      135,726
                                                                 --------     --------
                                                                 $ 54,956     $ 59,453
                                                                 ========     ========

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

     Deferred taxes result from the following at December 31, 1993 (in thousands):

        Deferred tax assets:
          Federal income tax loss carryforwards
             ($75,000, expiring in 2006 through 2008).....................   $ 27,050
          Inventories.....................................................      5,966
          Property, plant and equipment...................................      5,082
          Intangible assets...............................................      2,305
          Other postretirement benefit costs..............................      5,609
          Other employment related items..................................      5,992
          Other...........................................................      1,622
          Valuation allowance.............................................    (53,626)
                                                                             --------
             Total deferred tax assets....................................         --
                                                                             --------
        Deferred tax liabilities..........................................         --
                                                                             --------
             Net deferred taxes...........................................   $     --
                                                                             ========

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

NOTE 9--LONG-TERM DEBT:

     In June 1993, the Company and participating banks completed a new three year, $75 million revolving credit facility which replaced the previous $100 million facility. The new credit facility provides for an increase in LIBOR-based borrowing rates, maintenance of a minimum net worth, and USX's commitment to maintain its majority ownership of the Company's voting stock. It is secured by inventory, accounts receivable and certain other assets. Interest rates in effect at December 31, 1993 ranged from 4.41% to 4.73%. A commitment fee of 1/8% is charged for the unused portion of the facility. As of December 31, 1993, the Company was in compliance with the covenants and terms of the new credit facility. However, continued losses from operations could result in noncompliance with the minimum net worth covenant in 1994. In light of these developments, the Company is currently negotiating with its banks in an effort to refinance or restructure its existing debt, and to expand its borrowing capacity (see "Subsequent Event (Unaudited)" below in this Note 9). At December 31, 1993, the available and unused portion of the facility amounted $9.4 million.

     The previous $100 million facility provided for the rates based on the prime rate or at negotiated rates derived from the bank's short-term rate or LIBOR rate. Interest rates in effect at December 31, 1992 ranged from 4.01% to 4.99%.

                                                                       DECEMBER 31
                                                                     (IN THOUSANDS)
                                                                   -------------------
                                                                    1993        1992
                                                                   -------     -------
        Bank Credit Agreement dated June 1993...................   $65,600          --
        Bank Credit Agreement dated December 1990...............        --     $61,100
        Industrial revenue bond bearing interest at floating
          rates based on weekly tax exempt market rates (3.4%
          and 4.5% at December 31, 1993 and 1992, respectively)
          payable in annual sinking fund payments of $120 over
          15 years from October 1988............................     1,180       1,300
        Current portion of long-term debt.......................      (120)       (120)
                                                                   -------     -------
                                                                   $66,660     $62,280
                                                                   =======     =======

     The minimum principal payments on long-term debt outstanding at December 31, 1993 for the succeeding five years are as follows (in thousands):

                1994...............................................   $   120
                1995...............................................       120
                1996...............................................    65,720
                1997...............................................       120
                1998...............................................       120

SUBSEQUENT EVENT (UNAUDITED):

     On April 19, 1994, the participating banks entered into a commitment to amend the terms of the $75 million revolving credit facility. The terms and conditions of the $75 million credit facility, as amended, establish new financial covenants and relate the maximum amount of available credit thereunder to a borrowing-base formula.

NOTE 10--PENSION PLANS:

     Pension expense was determined assuming an expected rate of return on plan assets of 10% for 1993 and 1992, and 8.5% for 1991. The components of pension expense for the three years ended December 31, 1993 are summarized as follows (in thousands):

                                             1993                   1992                   1991
                                      ------------------     ------------------     ------------------
Service cost.......................              $ 1,092                $ 1,314                $ 1,288
Interest cost (1993-8%; 1992-8%
  and 1991-9%......................                4,940                  4,858                  4,643
Return on plan assets:
  Actual...........................   $(3,460)               $(1,675)               $(8,990)
  Deferred gain (loss).............    (1,595)    (5,055)     (3,079)    (4,754)      4,869     (4,121)
                                      -------                -------                -------
Net amortization and deferral......                  611                    635                    645
                                                 -------                -------                -------
                                                 $ 1,588                $ 2,053                $ 2,455
                                                 =======                =======                =======

     FUNDS' STATUS--The benefit obligations at December 31, 1993 and 1992 were determined using weighted average discount rates of approximately 7% and 8%, respectively, and an assumed rate of compensation increase of 5.75% for both years.

                                                                             DECEMBER 31
                                                                           (IN THOUSANDS)
                                                                       -----------------------
                                                                         1993           1992
                                                                       --------       --------
Fair value of plan assets...........................................   $ 49,587       $ 51,545
Projected benefit obligation (PBO)..................................    (70,674)       (64,468)
                                                                       --------       --------
Plan assets less than PBO...........................................    (21,087)       (12,923)
Unrecognized net loss...............................................     11,221          3,721
Unrecognized transition obligation..................................      2,096          2,405
Unrecognized prior service cost.....................................      2,878          3,228
Adjustment required to recognize minimum liability..................    (12,922)        (6,255)
                                                                       --------       --------
  Net pension liability.............................................   $(17,814)      $ (9,824)
                                                                       ========       ========
Accumulated benefit obligation......................................   $(67,398)      $(61,048)
                                                                       ========       ========
Vested benefit obligation...........................................   $(63,626)      $(57,955)
                                                                       ========       ========

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

     Net periodic postretirement benefit cost for 1993 included the following components (in thousands):

        Service cost........................................................   $  316
        Interest cost.......................................................    1,337
                                                                               ------
                                                                               $1,653
                                                                               ======

     The cash cost of providing these benefits in 1992 and 1991 amounted to $1.4 million and $1.5 million, respectively.

     The following table sets forth the plans' status reconciled with the amount reported in the Company's balance sheet at December 31, 1993 (in thousands):

        Accumulated Postretirement Benefit Obligation ("APBO")
          attributable to:
          Retirees........................................................   $(13,338)
          Active participants.............................................     (9,071)
                                                                             --------
               Total APBO.................................................   $(22,409)
                                                                             ========
         Accrued liability included in balance sheet, including transition
          obligation......................................................   $(17,238)
         Unrecognized net loss............................................     (5,171)
                                                                             --------
               Total APBO.................................................   $(22,409)
                                                                             ========

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

     Based on the information available regarding the current ranges of estimated remediation costs at currently active projects, and what the Company believes will be its ultimate share of such costs, provisions for environmental-related costs were recorded, including $2.7 million in 1991. These provisions are in addition to amounts which have previously been provided for the Company's share of environmental study costs. At December 31, 1993 the amount accrued for future environmental-related costs was $2.9 million. Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, will be in the range of $4.2-$6.1 million in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $1.6 million which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

1989 EMPLOYEE RESTRICTED STOCK AWARD PLAN:

     The 1989 Restricted Stock Award Plan authorizes the granting of up to 300,000 shares of Common Stock to employees who have made significant contribution to the success of the Company. No grant of such shares may be made after December 31, 1994. Shares awarded are subject to such restrictions and conditions as the Organization and Compensation Committee of the Board of Directors may deem appropriate for carrying out the plan.

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

NOTE 17--SUBSEQUENT EVENT

     On January 28, 1994, the Company's Board of Directors approved and recommended for approval by the shareholders a proposal to amend the Articles of Incorporation of the Company to implement a one-for-ten reverse stock split. On March 31, 1994, the Company's shareholders approved this amendment and the reverse stock split became effective on that same date. Common Stock, additional paid-in capital, and the shares of Common Stock issued and outstanding prior to the effective date of the reverse stock split have not been restated. All per share and weighted average share amounts have been retroactively restated to reflect the reduction in the shares of Common Stock outstanding as a result of the reverse stock split.

NOTE 18--SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The following table sets forth selected quarterly financial data for 1993 and 1992 (in thousands).

                                                       1ST         2ND         3RD         4TH
                       1993                          QUARTER     QUARTER     QUARTER     QUARTER
                                                     -------     -------     -------     --------
Sales.............................................  $ 32,134     $30,730     $32,151     $ 32,382
Gross profit......................................       362         704        (545)        (610)
Operating loss....................................    (2,359)     (2,281)     (3,124)      (3,000)
Cumulative effect of change in accounting
  principle.......................................   (16,938)         --          --           --
Net loss..........................................   (19,835)     (2,867)     (3,812)      (2,379)
Net loss per common share (Note 17)
Before change in accounting principle.............     (1.98)         --          --           --
Net loss..........................................    (13.58)      (1.95)      (2.59)       (1.55)

                                                       1ST         2ND         3RD         4TH
                       1992                          QUARTER     QUARTER     QUARTER     QUARTER
                                                     -------     -------     -------     --------
Sales.............................................  $ 35,791     $35,392     $34,722     $ 29,702
Gross profit......................................       347       1,406        (177)      (1,954)
Operating loss....................................    (2,442)     (1,564)     (3,006)      (4,375)
Net loss..........................................    (3,093)     (2,249)     (3,684)      (5,036)
Net loss per common share (Note 17)...............     (2.12)      (1.54)      (2.53)       (3.47)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     See "Financial Statements and Supplementary Data-Index to Financial Statements" on page 16 hereof.

     The Consolidated Financial Statement Schedules for the years ended December 31, 1993, 1992 and 1991 should be read in conjunction with the Company's consolidated financial statements on pages 18 through 32 hereof.

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

- - - - - ---------

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

          SIGNATURE AND TITLE                               DATE
- - - - - ----------------------------------------     -----------------------------------
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


     /s/ TIMOTHY G. RUPERT                              March 2, 1994
By ---------------------------
      Timothy G. Rupert
       Attorney-in-Fact


     /s/ L. FREDERICK GIEG, JR.                         March 2, 1994
- - - - - ----------------------------------
 L. Frederick Gieg, Jr., President
and Chief Executive Officer and Director
  (Principal Executive Officer)


     /s/ TIMOTHY G. RUPERT                              March 2, 1994
- - - - - ----------------------------------
          Timothy G. Rupert
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

                                                                                   SEQUENTIAL
EXHIBIT                                                                               PAGE
  NO.                                  DESCRIPTION                                   NUMBER
- - - - - -------    -------------------------------------------------------------------   ---------------
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

                                                                                   SEQUENTIAL
EXHIBIT                                                                               PAGE
  NO.                                  DESCRIPTION                                   NUMBER
- - - - - -------    -------------------------------------------------------------------   ---------------
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

- - - - - ---------

+ Confidential treatment has been requested.