Form 10-Q/A
period 1994-03-31
RMI TITANIUM CO
filed 1994-06-23
CIK 854663

                                 Form 10-Q/A
                              Amendment No. 1 to
                               Quarterly Report
                                      on
                                  Form 10-Q
                            for the Quarter ended
                                March 31, 1993
                                      of
                             RMI TITANIUM COMPANY

        Pursuant to Rule 126-15, promulgated under the Securities Exchange Act of 1934, RMI Titanium Company hereby amends the following Item of its Quarterly Report, so that, as amended, such Item reads as set forth herein.

Item 1
Item 2

- - - - - --------------------------------------------------------------------------------
- - - - - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

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

                              Yes  X        No

     At April 15, 1994, 1,475,285 shares of common stock of the registrant were outstanding.
- - - - - --------------------------------------------------------------------------------
- - - - - --------------------------------------------------------------------------------

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

NOTE 4--NEW ACCOUNTING STANDARDS


     Effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits." The results for the period ended March 31, 1994 reflect a one-time charge of $1.2 million representing the cumulative effect of adopting the new standard. The liabilities pursuant to SFAS 112 relate principally to workers compensation and will have no effect on cash flow. Effective January 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 ("SFAS 106") "Employers' Accounting for Postretirement Benefits Other than Pensions." The results for the three months ended March 31, 1993 reflect a one-time charge of $16.9 million representing the cumulative effect of recognizing the entire SFAS 106 transition obligation. Additionally, effective January 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Prior to the adoption of SFAS 109, income tax expense was determined under Statement of Financial Accounting Standards No. 96 ("SFAS 96"), "Accounting for Income Taxes." Under the provisions of SFAS 109 and SFAS 96, no tax benefits were recognized for the 1994 and 1993 pretax losses. The provision for taxes in the first quarter of 1993 results from certain state income taxes.


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


     The Company has also received from the banks which are parties to the existing credit facility a separate commitment to enter into a second revolving credit facility providing for up to $15 million of borrowings, in addition to amounts available under the amended existing credit facility. The second facility would permit borrowings up to the lesser of $15 million or an amount determined pursuant to a borrowing base formula substantially similar to that used for the amended existing credit facility, but which would include only certain collateral related to, or arising out of, the Company's export sales. Prior to any borrowings, the Company would be required to receive the $14.7 million cash equity investments described above. The $15 million revolving credit facility is conditioned upon obtaining a guarantee by the Export Import Bank of the United States of amounts outstanding thereunder. The Company has applied to the Export Import Bank for such a guarantee. Continued losses from operations could result in noncompliance with the minimum total shareholders' equity covenant of the Existing Credit Facility, as amended. If the Company were unable to comply with any covenant in either of the credit facilities, the Company might not be able to borrow additional amounts thereunder, and the banks which are parties to the two credit facilities could demand payment of all amounts outstanding thereunder. In the event the banks would demand payment of such amounts, the Company would be required to seek alternative financing. RMI has no committments or other understandings with respect to any such alternative financing.


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