Form 10-K/A
period 1993-12-31
RMI TITANIUM CO
filed 1994-06-30
CIK 854663

                                Form 10-K/A
                              Amendment No. 2 to
                                Annual Report
                                      on
                                  Form 10-K
                              for the year ended
                              December 31, 1993
                                      of
                             RMI TITANIUM COMPANY

        Pursuant to Rule 12b-15, promulgated under the Securities Exchange Act of 1934, RMI Titanium Company hereby amends each of the following Items of its Annual Report on Form 10-K for the year ended December 31, 1993 so that, as amended, such Items read as set forth herein.

Index to Exhibits
Exhibit 23.1
Exhibit 27.1
Exhibit 27.2

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

21         Subsidiaries of the Company.

23.1       Consent of Price Waterhouse.*

24         Powers of Attorney.

27.1       Annual Report of The RMI Employee Savings and Investment
           Plan for the year ended December 31, 1993.*

27.2 Annual Report of The RMI Bargaining Unit Employee Savings and Investment Plan for the year ended December 31, 1993.*

- ---------

+ Confidential treatment has been requested.
* Filed herewith, all other exhibits previously filed.
