Form 10-Q
period 1994-06-30
RMI TITANIUM CO
filed 1994-08-10
CIK 854663

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________________

Commission file number 1-10319
                       -------

                             RMI TITANIUM COMPANY
          ______________________________________________________
          (Exact name of registrant as specified in its charter)


           Ohio                             31-0875005
_______________________________         ____________________
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification No.)


                     1000 Warren Avenue, Niles, Ohio 44446
                    ________________________________________
                    (Address of principal executive offices)


                               (216) 544-7700
              ____________________________________________________
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X         No
                                --------        --------
At August 10, 1994, 15,250,342 shares of common stock of the registrant were outstanding.




                     RMI TITANIUM COMPANY
                          FORM 10-Q
                 QUARTER ENDED JUNE 30, 1994




                            INDEX
                                                           Page
                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

    Introduction to Financial Statements........            2

    Consolidated Statement of Operations........            3

    Consolidated Balance Sheet..................            4

    Consolidated Statement of Cash Flows........            5

    Consolidated Statement of Shareholders'
    Equity......................................            6

    Selected Notes to Financial Statements......            7


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations.............................            10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......            15


Signatures......................................            16

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
- -------  --------------------
                      INTRODUCTION TO FINANCIAL STATEMENTS
                      ------------------------------------
The consolidated financial statements included herein have been prepared by RMI Titanium Company (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

                              RMI TITANIUM COMPANY

                      Consolidated Statement of Operations
                                  (Unaudited)
                             (Dollars in thousands)


                                                      QUARTER ENDED                         SIX MONTHS ENDED
                                                         JUNE 30                                JUNE 30
                                                 ------------------------               -----------------------
                                                 1994                1993               1994               1993
                                                 ----                ----               ----               ----
 Sales.............................         $   35,337          $   30,730         $   71,697         $   62,864

 Operating costs:
 Cost of sales.....................             34,644              30,026             70,477             61,798

 Selling, general and
   administrative expenses.........              2,317               2,590              4,723              4,928
 Research, technical and product
   development expenses............                393                 395                730                778
                                             ---------           ---------           ---------         ----------

        Total operating costs......             37,354              33,011             75,930             67,504

 Operating loss....................             (2,017)             (2,281)            (4,233)            (4,640)
 Other income (expense)-net........                (14)                 51                  1                124

 Interest expense..................               (992)               (633)            (1,720)            (1,243)
                                             ---------           ---------           ---------         ----------
 Loss before income taxes
   and cumulative effect of
   change in accounting principle..             (3,023)             (2,863)            (5,952)            (5,759)

 Provision for income taxes........                 --                   4                 --                  5
                                             ---------           ---------          ---------          ----------

 Loss before cumulative effect of
   change in accounting principle..             (3,023)             (2,867)            (5,952)            (5,764)
 Cumulative effect of change
   in accounting principle.........                 --                  --             (1,202)           (16,938)
                                             ---------           ---------            --------         ----------

 Net loss..........................         $   (3,023)         $   (2,867)        $   (7,154)        $  (22,702)
                                             =========           =========          =========          =========
 Net loss per common share-(Note 3):
    Before cumulative effect of
    change in accounting principle.         $    (2.05)         $    (1.95)        $    (4.04)        $    (3.93)

    Cumulative effect of change in
    accounting principle...........                 --                  --              (0.81)        $   (11.56)
                                             ---------           ---------          ---------          ---------

           Net loss................         $    (2.05)         $    (1.95)        $    (4.85)        $   (15.49)
                                             =========           =========          =========          =========
    Weighted average shares
    outstanding....................          1,475,285           1,470,342          1,475,168          1,465,417
                                             =========           =========          =========          =========




The accompanying notes are an integral part of these Consolidated Financial Statements.



                              RMI TITANIUM COMPANY
                           Consolidated Balance Sheet
                             (Dollars in Thousands)


                                                                        (Unaudited)
                                                                          June 30           December 31
                                                                            1994               1993
                                                                        -----------         -----------
 ASSETS
 Current assets:
   Cash and cash equivalents...............................               $    314            $    293
   Receivables - less allowance for doubtful accounts of
     $1,542 and $940.....................................                   26,088              29,940
   Inventories.............................................                 62,212              57,492
   Other current assets....................................                  1,457               1,540
     Total current assets..................................                 90,071              89,265
   Property, plant and equipment, net of accumulated
     depreciation..........................................                 52,021              54,956
   Other noncurrent assets.................................                  9,173               8,250
                                                                           -------             -------
      Total assets.........................................               $151,265            $152,471
                                                                           =======             =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Current portion of long-term debt......................               $    120            $    120
    Accounts payable.......................................                 15,355              11,770
    Accrued wages and other employee costs.................                  7,605               6,383
    Other accrued liabilities..............................                  3,063               4,673
                                                                           -------             -------
      Total current liabilities............................                 26,143              22,946
 Long-term debt............................................                 68,000              66,660
 Other employee benefit liabilities........................                 17,140              15,938
 Noncurrent pension liabilities............................                 17,056              17,056
 Other noncurrent liabilities..............................                  2,010               2,010
                                                                           -------             -------
      Total liabilities....................................                130,349             124,610
                                                                           -------             -------
 Contingencies (see Note 5)................................
 Shareholders' equity:
   Preferred Stock, no par value; 5,000,000 shares
   authorized; no shares outstanding.......................                     --                  --
   Common Stock, $0.01 par value, 30,000,000 shares
   authorized; 2,037,821 and 15,312,995 shares issued
    (Note 3)...............................................                     15                 153
   Additional paid-in capital (Note 3).....................                124,720             124,578
   Retained deficit........................................                (93,308)            (86,154)
   Deferred compensation...................................                     --                (205)
   Minimum pension liability adjustment....................                 (7,520)             (7,520)
   Treasury Common Stock at cost 562,536 shares............                 (2,991)             (2,991)
                                                                           -------             -------
 Total shareholders' equity................................                 20,916              27,861
                                                                           -------             -------
      Total liabilities and shareholders' equity...........               $151,265            $152,471
                                                                           =======             =======



The accompanying notes are an integral part of these Consolidated Financial Statements.

                                 RMI TITANIUM COMPANY
                          Consolidated Statement of Cash Flows
                                      (Unaudited)
                                 (Dollars in Thousands)

                                                                               Six Months Ended
                                                                                   June 30
                                                                            ------------------------

                                                                            1994                1993
                                                                            ----                ----
 CASH PROVIDED FROM (USED IN)
 OPERATIONS:
 Net loss...................................................              $(7,154)           $(22,702)
 Adjustment for items not affecting funds from operations:
   Depreciation.............................................                3,117               3,247
   Cumulative effect of change in accounting principle......                1,202              16,938
   Other-net................................................                1,021                 789
                                                                           ------             -------
                                                                           (1,814)             (1,728)
                                                                           ------             -------
 Changes in assets and liabilities (excluding cash):
 Receivables................................................                3,219              (2,361)
 Inventories................................................               (4,720)                932
 Accounts payable...........................................                3,585               1,567
 Other current liabilities..................................                 (568)              1,480
 Other assets...............................................                 (750)               (280)
 Other-net..................................................                   83              (1,434)
                                                                           ------             -------
                                                                              849                 (96)
       Cash used in operating activities....................                 (965)             (1,824)
                                                                           ------             -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of facilities.........................                   59                  --
   Capital expenditures.....................................                 (241)               (435)
   Investment in joint venture..............................                 (172)               (379)
                                                                           ------             -------
       Cash used in investing activities....................                 (354)               (814)
                                                                           ------             -------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit agreements.......................                1,400               3,000
   Debt repayments..........................................                  (60)                (60)
   Common Stock repurchased.................................                   --                 (22)
                                                                           ------             -------
   Cash provided from financing activities..................                1,340               2,918
                                                                           ------             -------
 INCREASE IN CASH AND CASH EQUIVALENTS......................                   21                 280
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........              $   293            $    270
                                                                           ------             -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD.................              $   314            $    550
                                                                           ======             =======
 SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest (net of amounts capitalized)........              $ 1,681            $  1,235
                                                                           ======             =======

The accompanying notes are an integral part of these Consolidated Financial Statements.




                                                       RMI TITANIUM COMPANY
                                          Consolidated Statement of Shareholders' Equity
                                                            (Unaudited)
                                                      (Dollars in Thousands)



                                                                                                                       Minimum
                                                                               Add'tl.      Retained     Treasury      Pension
                                          Shares     Common      Deferred      Paid-in      Earnings       Common    Liability
                                       Outstanding   Stock     Compensation    Capital     (Deficit)       Stock    Adjustment
                                       -----------   ------    ------------    -------     ---------     --------   ----------
 Balance at December 31, 1992          14,604,384    $ 152       $(249)       $124,306     $(57,261)     $(2,969)     $  (677)

 Compensation expense recognized               --       --         245              --           --           --           --

 Shares issued for Restricted
   Stock Award Plans                      122,700        1        (201)            200           --           --           --

 Shares issued in lieu of
   Directors' compensation                 35,439       --          --              72           --           --           --

 Treasury common stock
   purchases-at cost                      (12,064)      --          --              --           --          (22)          --

 Minimum pension liability
   adjustment                                  --       --          --              --           --          --        (6,843)

 Net loss                                      --       --          --              --      (28,893)          --           --
                                        ---------     ----        ----        --------      -------       ------       ------
 Balance at December 31, 1993          14,750,459      153        (205)        124,578      (86,154)      (2,991)      (7,520)

 Compensation expense recognized               --       --         205              --           --           --           --

 One-for-ten reverse stock split
   effective March 31, 1994
   (Note 3)                           (13,275,414)    (138)         --             138           --           --           --

 Shares issued for Restricted
   Stock Award Plans                          240       --          --               4           --           --           --

 Net loss                                      --       --          --              --       (7,154)          --           --
                                        ---------     ----        ----         -------      -------       ------       ------
 Balance at June 30, 1994               1,475,285    $  15       $  --        $124,720     $(93,308)     $(2,991)     $(7,520)
                                        =========     ====        ====         =======      =======       ======       ======



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

NOTE 2--ORGANIZATION

     On April 20, 1990, Quantum Chemical Corporation ("Quantum") and USX Corporation ("USX") transferred their 50% partnership interests in RMI Company (the immediate predecessor of the Company) to the Company in exchange for shares of the Company's common stock (the "Reorganization"). Concurrent with the Reorganization, Quantum completed a sale of its shares of the Company's common stock to the public. USX has retained its shares of the Company's common stock. At June 30, 1994, approximately 51% of the Company's outstanding common stock was owned by USX (see also Note 7).

NOTE 3--REVERSE STOCK SPLIT

     At its Annual Meeting held on March 31, 1994, the Company's shareholders approved an amendment to the Articles of Incorporation of the Company effecting a one-for-ten reverse stock split. A Certificate of Amendment to the Articles of Incorporation was filed with the Ohio Secretary of State on March 31, 1994, and the reverse split became effective on that date. Pursuant to the reverse split, each certificate representing shares of common stock outstanding immediately prior to the reverse split is deemed to represent one-tenth the number of shares of common stock after the reverse split. Per share and weighted average share amounts reported herein have been retroactively restated to reflect the reverse split. Common Stock and additional paid-in capital have also been adjusted at June 30, 1994 to reflect the reverse split. Treasury Common Stock was not affected by the reverse split.

NOTE 4--NEW ACCOUNTING STANDARDS

     Effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employer's Accounting for Postemployment Benefits." The results for the six months ended June 30, 1994 reflect a one-time charge of $1.2 million representing the cumulative effect of adopting the new standard. The liabilities recorded pursuant to SFAS 112 relate principally to workers compensation and had no effect on cash flow. Effective January 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 ("SFAS 106") "Employers' Accounting for Postretirement Benefits Other than Pensions." The results for the six months ended June 30, 1993 reflect a one-time charge of $16.9 million representing the cumulative effect of recognizing the entire SFAS 106 transition obligation. Additionally, effective January 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Prior to the adoption of SFAS 109, income tax expense was determined under Statement of Financial Accounting Standards No. 96 ("SFAS 96"), "Accounting for Income Taxes." Under the provisions of SFAS 109 and SFAS 96, no tax benefits were recognized for the 1994 and 1993 pretax losses. The provisions for income taxes in the second quarter of 1993 and the six months ended June 30, 1993 result from certain state income taxes.

NOTE 5--CONTINGENCIES:

     The Company is involved in investigative or cleanup projects under federal or state environmental laws at a number of waste disposal sites, including a Superfund site. Given the status of the proceedings with respect to these sites, ultimate investigative and remediation costs cannot presently be accurately predicted, but could, in the aggregate, be material. Based on the information available regarding the current ranges of estimated remediation costs at currently active sites, and what the Company believes will be its ultimate share of such costs, provisions for environmental-related costs have been recorded. These provisions are in addition to amounts which have previously been accrued for the Company's share of environmental study costs. At June 30, 1994, the amount accrued for future environmental-related costs was $2.7 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, will be in the range of $4.2 to $6.1 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $1.6 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

NOTE 6--INVENTORIES:

                                                                 (DOLLARS IN THOUSANDS)
                                                                                    DECEMBER
                                                                 JUNE 30, 1994         31,
                                                                  (UNAUDITED)         1993
                                                                 -------------     -----------
Raw material and supplies.....................................     $  13,587        $  18,366
Work-in-process and finished goods............................        61,555           52,151
Adjustments to LIFO values....................................       (12,930)         (13,025)
                                                                 -------------     -----------
                                                                   $  62,212        $  57,492
                                                                 ============      ============

     Inventories are valued at cost as determined by the last-in, first-out
(LIFO) method which, in the aggregate, is lower than market. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation).

     Included in work-in-process are costs relating to a drilling riser contract, which is being accounted for as a long-term contract. Contract costs, plus estimated earnings, less progress billings at June 30, 1994 and December 31, 1993 amounted to $5.6 million and $1.3 million, respectively.

NOTE 7--SUBSEQUENT EVENT

     In order to supplement its liquidity requirements and provide financing for the development of new titanium market opportunities, the Board of Directors determined that the Company should seek to raise up to $30 million by means of a rights offering. Each record holder of common stock at the close of business on June 24, 1994 received five transferable rights for each share of Common Stock held of record on the record date. Each right entitled the holder to purchase two shares of RMI Common Stock for a price of $2.00 per share. The rights expired on July 22, 1994. Approximately 93% of the total number of rights distributed were exercised, resulting in the issuance of 13,775,057 new shares of the Company's common stock. Gross proceeds from the offering were $27.6 million. Net proceeds are expected to be approximately $26.6 million and will be an addition to Shareholders' Equity. As a result of the rights offering, USX Corporation beneficially owns, as of August 4, 1994, approximately 54% of the Company's common stock. However, effective as of August 4, 1994, in accordance with the provisions of a voting trust agreement, USX has placed 1,319,175 shares of RMI stock into a voting trust. As a result, the number of shares of stock held by USX outside the trust is one less than the number of shares held by all other holders other than USX and its affiliates. This arrangement results in USX having a direct voting interest in RMI of approximately 46%. Shares deposited in the voting trust are not voted with respect to any election of directors. With respect to each other matter on which the common stock votes, the Trustee is required to cause the shares deposited in the voting trust to be voted "for," "against," or to abstain from voting, in the same proportion as all shares of common stock, other than the shares deposited in the voting trust, are validly voted "for," "against," or abstain, as the case may be, with respect to such matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in connection with the Consolidated Financial Statements and Selected Notes to Financial Statements.

NET SALES

     Net sales increased by $4.6 million, or 15%, for the three months ended June 30, 1994 compared to the corresponding 1993 period. Sales for the six months ended June 30, 1994 increased to $71.7 million from $62.9 million from the same period in 1993, an increase of 14%. These increases are due primarily to the recognition in 1994 of $2.3 million and $5.0 million in revenue under the titanium drilling riser contract for the three and six month periods ended June 30, 1994, respectively. Additionally, revenues under the Department of Energy ("DOE") remediation and restoration contract increased by $.4 million to $2.3 million in the second quarter of 1994 and $1.5 million to $5.0 million in the first six months of 1994 from the same periods in 1993. Shipments of titanium mill products in the three and six months ended June 30, 1994 increased slightly from comparable 1993 shipments. Because of a less favorable product mix and a continuation of intense price competition, average selling prices of mill products in the first six months of 1994 decreased by approximately 5% from average 1993 levels. Overall demand and pricing for titanium mill products remains weak.

GROSS PROFIT

     Gross profit amounted to $.7 million for each of the quarters ended June 30, 1994 and 1993. For the six months ended June 30, 1994 gross profit amounted to $1.2 million compared to $1.1 in 1993. The 1994 results have been favorably impacted by the titanium drilling riser contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $2.3 million for the quarter ended June 30, 1994 compared to $2.6 million in the second quarter of 1993. Selling, general and administrative expenses for the six months ended June 30, 1994 amounted to $4.7 million compared to $4.9 million in 1993. Research, technical and product development expenses amounted to $.4 million in the second quarter in each of 1994 and 1993. Research, technical and product development expensed for the six months ended June 30, 1994 amounted to $.7 million compared to $.8 million in 1993.

OPERATING LOSS

     The operating loss for the three months ended June 30, 1994 and 1993 amounted to $2.0 million and $2.3 million, respectively. The operating loss for the six months ended June 30, 1994 amounted to $4.2 million compared to $4.6 million in 1993.

NET LOSS

     Because of increased overall interest rates and a higher level of borrowings, interest expense increased to $1.0 million in the second quarter of 1994 from $.6 million in 1993. Interest expense for the six months ended June 30, 1994 amounted to $1.7 million compared to $1.2 million in 1993.

     Net loss for the first six months of 1994 reflects a one-time charge of $1.2 million resulting from the cumulative effect of adopting SFAS No. 112. The comparable 1993 period reflects a one-time charge of $16.9 million representing the cumulative effect of SFAS No. 106.

BUSINESS OUTLOOK--BACKLOG

     Including the remainder of the titanium drilling riser contract, the Company's total order backlog as of June 30, 1994 was approximately $61 million, compared to $71 million at December 31, 1993. As a result of soft demand and competitive pressures, the average selling prices on incoming orders for mill products have decreased over the last several years. The Company believes a number of factors are responsible for this situation. Among these factors are aggressive international competition, declining military spending, lack of commercial airline profits, and an uncertain world economy. Many aerospace contractors have adopted just-in-time inventory practices or have demanded significantly shorter lead times. Additionally, contractors are waiting until the last minute to place orders in an effort to obtain the best possible pricing. The titanium industry is also suffering from excess production capacity, which has intensified price competition for available business.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital amounted to $63.9 million at June 30, 1994 compared to $66.3 million at December 31, 1993.

     For the quarter ended June 30, 1994, the Company's cash flow requirements for operating losses, capital spending and working capital needs were funded primarily through borrowings under the Company's revolving credit facility.

     On June 13, 1994, the Company and the participating banks amended the Company's $75 million revolving credit facility. The amendment establishes new financial covenants, including a covenant to maintain a minimum balance of total shareholders' equity beginning June 30, 1994 and at all times thereafter, equal to an amount not less than total shareholders' equity at December 31, 1993, as adjusted for new cash equity investments as a result of the rights offering and certain noncash charges to equity resulting from the application of certain mandated accounting standards and other permitted reductions. Additionally, if USX were to cease to beneficially own at least 48% of the Company's voting equity securities, the terms of the facility would be subject to renegotiation and, in such event, failure by the Company and the banks to reach agreement on appropriate amendments to the facility could constitute an event of default.

     The Company also received from the banks which are parties to the amended $75 million credit facility a separate commitment to enter into a second revolving credit facility providing for up to $15 million of borrowings, in addition to amounts available under the amended $75 million credit facility. The second facility would permit borrowings up to the lesser of $15 million or an amount determined pursuant to a borrowing base formula related to certain collateral associated with the Company's export sales. The $15 million revolving credit facility is conditioned upon obtaining a guarantee by the Export Import Bank of the United States of amounts outstanding thereunder. The Company has applied to the Export Import Bank for such a guarantee.

     At June 30, 1994, the Company had borrowings of $67.0 million outstanding under the facility, compared to $65.5 at December 31, 1993. After application of the proceeds resulting from the rights offering referred to below, the outstanding balance as of August 9, 1994 had been reduced to $44.5 million.

     In order to adequately finance the development of new markets while meeting its current liquidity requirements, the Board of Directors determined that the Company should seek to raise up to $30 million, through a rights offering. In contemplation of the rights offering, the Board of Directors of the Company sought shareholders' approval at the Annual Meeting of Shareholders to amend the Articles of Incorporation of the Company to effect a one-for-ten reverse stock split.

     The reverse split proposal was approved by an affirmative vote of approximately 90% of the outstanding shares. A Certificate of Amendment to the Articles of Incorporation was filed with the Ohio Secretary of State on March 31, 1994, and the reverse split became effective on that date. Pursuant to the reverse split, each certificate representing shares of common stock outstanding immediately prior to the reverse split is deemed to represent one-tenth the number of shares of common stock after the reverse split.

     Each record holder of common stock at the close of business on June 24, 1994 received five transferable rights for each share of Common Stock held of record on the record date. Each right entitled the holder to purchase two shares of RMI Titanium common stock for a price of $2.00 per share. The rights expired on July 22, 1994. Approximately 93% of the total number of Rights distributed were exercised, resulting in the issuance of 13,775,057 new shares of the Company's common stock. Gross proceeds from the offering were $27.6 million. Net proceeds are expected to be approximately $26.6 million and will be an addition to Shareholders' Equity. As a result of the rights offering, USX Corporation owns, as of August 4, 1994, approximately 54% of the Company's common stock. However, effective as of August 4, 1994 in accordance with the provisions of a voting trust agreement, USX has placed 1,319,175 shares of RMI Common Stock into a trust. As a result, the number of shares of stock held by USX outside the voting trust is one less than the number of shares held by all other holders other than USX and its affiliates. This arrangement results in USX having a direct voting interest in RMI of approximately 46%. Shares deposited in the voting trust are not voted with respect to any election of directors. With respect to each other matter on which the common stock votes, the Trustee is required to cause the shares deposited in the voting trust to be voted "for," "against," or to abstain from voting, in the same proportion as all shares of common stock, other than the shares deposited in the voting trust, are validly voted "for," "against," or abstain, as the case may be, with respect to such matter.

ENVIRONMENTAL MATTERS

     The Company is subject to pervasive environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. While the costs of compliance for these matters has not had a material adverse impact on RMI in the past, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. During the first six months of 1994, the Company spent approximately $.2 million for environmental-related expenditures.

     The Company is involved in investigative or cleanup projects under federal or state environmental laws at a number of waste disposal sites, including a Superfund site. Given the status of the proceedings with respect to these sites, ultimate investigative and remediation costs cannot presently be accurately predicted but could, in the aggregate, be material. Based on the information available regarding the current ranges of estimated remediation costs at currently active sites, and what the Company believes will be its ultimate share of such costs, provisions for environmental-related costs have been recorded. These provisions are in addition to amounts which have previously been accrued for the Company's share of environmental study costs. At June 30, 1994, the amount accrued for future environment-related costs was $2.7 million. Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, will be in the range of $4.2-6.1 million in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $1.6 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

CAPITAL EXPENDITURES AND JOINT VENTURES

     Capital expenditures for the six months ended June 30, 1994 and June 30, 1993 amounted to $.2 million and $.4 million, respectively. The Company has budgeted capital spending of approximately $1.0 million for the year 1994, which is comparable to actual spending for the year 1993. Although reduced in order to conserve cash, the Company's capital spending levels are adequate to maintain its facilities while continuing to improve product quality. In addition, during the six month periods ended June 30, 1994 and June 30, 1993, the Company invested $.2 million and $.4 million, respectively, in its Norwegian joint venture.

                                 PART II - OTHER INFORMATION
                                 ---------------------------


      Item 6.    Exhibits and Reports on Form 8-K.

                 (a)  Exhibits

                       3.1 Articles of Incorporation of RMI Titanium Company, as
                           amended March 31, 1994.

                      10.1 RMI Voting Trust Agreement, dated as of August 4,
                           1994, between RMI Titanium Company, USX Corporation and Mellon Bank, N.A., as Trustee.

                 (b)  Reports on Form 8-K

                      There were no reports on Form 8-K filed for the quarter ended June 30, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        RMI TITANIUM COMPANY
                                                        ____________________
                                                            (Registrant)





Date:  August 10, 1994                      By:  /s/T. G. Rupert
                                                 _________________________
                                                 T. G. Rupert
                                                 Senior Vice President and
                                                 Chief Financial Officer