Form 10-Q
period 1994-09-30
RMI TITANIUM CO
filed 1994-11-14
CIK 854663

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________________

Commission file number 1-10319
                       -------

                             RMI TITANIUM COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                    Ohio                             31-0875005
         -------------------------------         --------------------
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)           Identification No.)


                    1000 Warren Avenue, Niles, Ohio 44446
                   ----------------------------------------
                   (Address of principal executive offices)


                              (216) 544-7700
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X          No
                             ---------         ---------

At November 11, 1994, 15,271,561 shares of common stock of the registrant were outstanding.

                             RMI TITANIUM COMPANY
                                  FORM 10-Q
                         QUARTER ENDED JUNE 30, 1994




                                     INDEX

                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

    Introduction to Financial Statements........                          2

    Consolidated Statement of Operations........                          3

    Consolidated Balance Sheet..................                          4

    Consolidated Statement of Cash Flows........                          5

    Consolidated Statement of Shareholders'
    Equity......................................                          6

    Selected Notes to Financial Statements......                          7


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations.............................                         11


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......                         17


Signatures......................................                         18

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
- -------  --------------------

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

                                                       RMI TITANIUM COMPANY

                                               Consolidated Statement of Operations
                                                            (Unaudited)
                                                      (Dollars in thousands)


                                                                     QUARTER ENDED                       NINE MONTHS ENDED
                                                                     SEPTEMBER 30                          SEPTEMBER 30
                                                            ------------------------------         -----------------------------
                                                                 1994                1993               1994               1993
                                                                 ----                ----               ----               ----
 Sales..................................................       $32,842             $32,151           $104,539           $ 95,015

 Operating costs:
 Cost of sales..........................................        31,846              32,696            102,323             94,494

 Selling, general and
   administrative expenses..............................         2,479               2,249              7,202              7,177

 Research, technical and product
   development expenses.................................           501                 330              1,231              1,108
                                                               -------             -------           --------           --------
        Total operating costs...........................        34,826              35,275            110,756            102,779

 Operating loss.........................................        (1,984)             (3,124)            (6,217)            (7,764)

 Other income (expense)-net.............................          (121)                 47               (120)               171

 Interest expense.......................................          (675)               (739)            (2,395)            (1,982)
                                                               -------             -------           --------           --------
 Loss before income taxes
   and cumulative effect of
   change in accounting principle.......................        (2,780)             (3,816)            (8,732)            (9,575)

 Provision for income taxes.............................            --                  (4)                --                  1
                                                               -------             -------           --------           --------
 Loss before cumulative effect of
   change in accounting principle.......................        (2,780)             (3,812)            (8,732)            (9,576)

 Cumulative effect of change
   in accounting principle..............................            --                  --             (1,202)           (16,938)
                                                               -------             -------           --------           --------
 Net loss...............................................       $(2,780)            $(3,812)          $ (9,934)          $(26,514)
                                                               =======             =======           ========           ========
 Net loss per common share-(Note 3):
    Before cumulative effect of
    change in accounting principle......................       $  (.21)            $ (2.59)          $  (1.59)          $  (6.53)

    Cumulative effect of change in
    accounting principle................................            --                   --             (0.22)          $ (11.54)
                                                               -------             -------           --------           --------
           Net loss.....................................       $  (.21)            $ (2.59)          $  (1.81)          $ (18.07)
                                                               =======             =======           ========           ========
    Weighted average shares
    outstanding.........................................    13,387,546           1,471,646          5,488,124          1,467,157
                                                            ==========           =========          =========          =========




                The accompanying notes are an integral part of
                   these Consolidated Financial Statements.

                                                       RMI TITANIUM COMPANY
                                                    Consolidated Balance Sheet
                                                      (Dollars in Thousands)

                                                                      (Unaudited)
                                                                      September 30        December 31
                                                                          1994               1993
                                                                      ------------        -----------
 ASSETS
 Current assets:
   Cash and cash equivalents................................            $    128            $    293

   Receivables - less allowance for doubtful accounts of
     $1,147 and $940........................................              31,116              29,940

   Inventories..............................................              67,806              57,492

   Other current assets.....................................               1,515               1,540
                                                                        --------            --------
     Total current assets...................................             100,565              89,265
                                                                        --------            --------

   Property, plant and equipment, net of accumulated
     depreciation...........................................              50,443              54,956
   Other noncurrent assets..................................               8,583               8,250
                                                                        --------            --------

      Total assets..........................................            $159,591            $152,471
                                                                        ========            ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Current portion of long-term debt.......................            $    120            $    120

    Accounts payable........................................              16,256              11,770

    Accrued wages and other employee costs..................               8,237               6,383

    Other accrued liabilities...............................               2,563               4,673
                                                                        --------            --------

      Total current liabilities.............................              27,176              22,946

 Long-term debt.............................................              51,670              66,660
 Other employee benefit liabilities.........................              17,140              15,938

 Noncurrent pension liabilities.............................              17,056              17,056
 Other noncurrent liabilities...............................               2,010               2,010
                                                                        --------            --------

      Total liabilities.....................................             115,052             124,610
                                                                        --------            --------
 Contingencies (see Note 5).................................
 Shareholders' equity:
   Preferred Stock, no par value; 5,000,000 shares
    authorized; no shares outstanding.......................                  --                  --

   Common Stock, $0.01 par value, 30,000,000 shares
    authorized; 15,838,661 and 15,312,995 shares issued
    (Note 3)................................................                 158                 153

   Additional paid-in capital (Note 3)......................             151,058             124,578

   Retained deficit.........................................             (96,088)            (86,154)

   Deferred compensation....................................                  --                (205)
   Minimum pension liability adjustment.....................              (7,520)             (7,520)

   Treasury Common Stock at cost 567,100 and 562,536 shares.              (3,069)             (2,991)
                                                                        --------            --------
 Total shareholders' equity.................................              44,539              27,861
                                                                        --------            --------
      Total liabilities and shareholders' equity............            $159,591            $152,471
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

                                                       RMI TITANIUM COMPANY
                                               Consolidated Statement of Cash Flows
                                                            (Unaudited)
                                                      (Dollars in Thousands)


                                                                         Nine Months Ended
                                                                           September 30
                                                                      ------------------------
                                                                      1994                1993
                                                                      ----                ----
 CASH PROVIDED FROM (USED IN)
 OPERATIONS:
 Net loss...................................................        $ (9,934)           $(26,514)

 Adjustment for items not affecting funds from operations:

   Depreciation.............................................           4,676               4,861
   Cumulative effect of change in accounting principle......           1,202              16,938

   Other-net................................................           1,737               1,111
                                                                    --------             -------
                                                                      (2,319)             (3,604)
                                                                    --------             -------

 Changes in assets and liabilities (excluding cash):

 Receivables................................................          (2,375)             (3,354)
 Inventories................................................         (10,314)             (2,633)

 Accounts payable...........................................           4,486               1,657
 Other current liabilities..................................            (526)              2,002

 Other assets...............................................            (136)             (1,449)

 Other-net..................................................              --                (551)
                                                                    --------            --------
                                                                      (8,865)             (4,328)

       Cash used in operating activities....................         (11,184)             (7,932)
                                                                    ---------           --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of facilities.........................             118                  --

   Capital expenditures.....................................            (281)               (801)

   Investment in joint venture..............................            (172)               (379)
                                                                    --------            --------
       Cash used in investing activities....................            (335)             (1,180)
                                                                    --------            --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of Common Stock...............          26,422                  --
   Borrowings under credit agreements.......................          12,650               9,400

   Debt repayments..........................................         (27,640)                (90)

   Common Stock repurchased.................................             (78)                (22)
                                                                    --------            --------
   Cash provided from financing activities..................          11,354               9,288
                                                                    --------            --------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........            (165)                176
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........        $    293            $    270
                                                                    --------            --------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD.................        $    128            $    446
                                                                    ========            ========

 SUPPLEMENTAL CASH FLOW INFORMATION:

 Cash paid for interest (net of amounts capitalized)........        $  2,433            $  1,893
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

                                                       RMI TITANIUM COMPANY
                                          Consolidated Statement of Shareholders' Equity
                                                            (Unaudited)
                                                      (Dollars in Thousands)



                                                                                                                       Minimum
                                                                               Add'tl.      Retained     Treasury      Pension
                                          Shares     Common      Deferred      Paid-in      Earnings       Common    Liability
                                       Outstanding   Stock     Compensation    Capital     (Deficit)       Stock    Adjustment
                                       -----------   ------    ------------    -------     ---------     --------   ----------
 Balance at December 31, 1992          14,604,384    $ 152        $(249)      $124,306     $(57,261)     $(2,969)     $  (677)
 Compensation expense recognized               --       --          245             --           --           --           --

 Shares issued for Restricted
   Stock Award Plans                      122,700        1         (201)           200           --           --           --

 Shares issued in lieu of
   Directors' compensation                 35,439       --           --             72           --           --           --
 Treasury common stock
   purchases-at cost                      (12,064)      --           --             --           --          (22)          --

 Minimum pension liability
   adjustment                                  --       --           --             --           --           --       (6,843)

 Net loss                                      --       --           --             --      (28,893)          --           --
                                      -----------    -----        -----       --------     --------      -------      -------

 Balance at December 31, 1993          14,750,459      153         (205)       124,578      (86,154)      (2,991)      (7,520)

 Compensation expense recognized               --       --          205             --           --           --           --

 One-for-ten reverse stock split
   effective March 31, 1994
   (Note 3)                           (13,275,414)    (138)          --            138           --           --           --

 Shares issued as result of
   Rights Offering (Note 3)            13,775,057      143           --         26,279           --           --           --

 Shares issued in lieu of
   Directors' Compensation                 25,783       --           --             59           --           --           --

 Treasury Common Stock
   purchased at cost                       (4,564)      --           --             --           --          (78)          --

 Shares issued for Restricted
   Stock Award Plans                          240       --           --              4           --           --           --
 Net loss                                      --       --           --             --       (9,934)          --           --
                                      -----------    -----        -----       --------     --------      -------      -------

 Balance at September 30, 1994         15,271,561    $ 158        $  --       $151,058     $(96,088)     $(3,069)     $(7,520)
                                      ===========    =====        =====       ========     ========      =======      =======



                The accompanying notes are an integral part of
                   these Consolidated Financial Statements.

RMI TITANIUM COMPANY
SELECTED NOTES TO FINANCIAL STATEMENTS
            (UNAUDITED)



 NOTE 1 -- GENERAL

       The consolidated financial statements include the accounts of RMI Titanium Company and its majority owned subsidiaries. All significant intercompany transactions are eliminated. The Company's operations are conducted primarily in one business segment, the production and marketing of titanium metal and related products.

NOTE 2 -- ORGANIZATION

       On April 20, 1990, Quantum Chemical Corporation ("Quantum") and USX Corporation ("USX") transferred their 50% partnership interests in RMI Company (the immediate predecessor of the Company) to the Company in exchange for shares of the Company's common stock (the "Reorganization"). Concurrent with the Reorganization, Quantum completed a sale of its shares of the Company's common stock to the public. USX has retained its shares of the Company's common stock. At September 30, 1994, approximately 54% of the Company's outstanding common stock was owned by USX (see also Note 3).

NOTE 3 -- REVERSE STOCK SPLIT AND RIGHTS OFFERING

       At its Annual Meeting held on March 31, 1994, the Company's shareholders approved an amendment to the Articles of Incorporation of the Company, effecting a one-for-ten reverse stock split. A Certificate of Amendment to the Articles of Incorporation was filed with the Ohio Secretary of State on March 31, 1994, and the reverse split became effective on that date. Pursuant to the reverse split, each certificate representing shares of common stock outstanding immediately prior to the reverse split was deemed to represent one-tenth the number of shares outstanding immediately prior to the reverse split. In order to supplement its liquidity requirements and provide financing for new titanium market opportunities, the Board of Directors determined that the Company should seek to raise up to $30 million by means of a rights offering. Each record holder of Common Stock at the close of business on June 24, 1994 received five transferable rights for each share of Common Stock held of record on the record date. Each right entitled the holder to purchase two shares of RMI Common Stock for a price of $2.00 per share. The rights offering expired at July 22, 1994. As of the close of business July 22, 1994, approximately 93% of the total number of rights distributed had been exercised. The exercise of the rights has resulted in the issuance of 13,775,057 new shares of the Company's Common Stock. Gross proceeds from the offering were $27.6 million. Net proceeds increased Shareholders' Equity by approximately $26.4 million. As a result of the rights offering, USX Corporation beneficially owns approximately 54% of the Company's Common Stock. However, in accordance with the provisions of a voting trust agreement, USX has placed 1,319,175 shares of RMI stock into the trust so that the shares of stock held by USX outside the trust do not exceed the number of shares held by all other holders other than USX and its affiliates. This arrangement results in USX having a direct voting interest in RMI of approximately 46%.

RMI TITANIUM COMPANY
SELECTED NOTES TO FINANCIAL STATEMENTS
           (UNAUDITED)

Per share and weighted average share amounts reported herein have been adjusted to reflect the reverse split and subsequent rights offering. Treasury Common Stock was not affected by the reverse split or rights offering.

NOTE 4 -- NEW ACCOUNTING STANDARDS

       Effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employer's Accounting for Postemployment Benefits." The results for the nine months ended September 30, 1994 reflect a one-time charge of $1.2 million representing the cumulative effect of adopting the new standard. The liabilities pursuant to SFAS 112 relate principally to workers compensation. Effective January 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 ("SFAS 106") "Employers' Accounting for Postretirement Benefits Other than Pensions." The results for the nine months ended September 30, 1993 reflect a one-time charge of $16.9 million representing the cumulative effect of recognizing the entire SFAS 106 transition obligation. Additionally, effective January 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Prior to the adoption of SFAS 109, income tax expense was determined under Statement of Financial Accounting Standards No. 96 ("SFAS 96"), "Accounting for Income Taxes."

NOTE 5 - CONTINGENCIES:

       The Company is involved in investigative or cleanup projects under federal or state environmental laws at a number of waste disposal sites, including the Fields Brook Superfund Site. Given the status of the proceedings with respect to these sites, ultimate investigative and remediation costs cannot presently be accurately predicted, but could, in the aggregate, be material. Based on the information available regarding the current ranges of estimated remediation costs at currently active sites, and what the Company believes will be its ultimate share of such costs, provisions for environmental-related costs have been recorded. These provisions are in addition to amounts which have previously been accrued for the Company's share of environmental study costs.

       With regard to the Fields Brook Superfund Site, the Company, together with 31 other companies, has been identified by the U. S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The EPA's 1986 estimate of the cost of remediation of the Fields Brook operable sediment unit was $48 million. However, recent studies show the volume of sediment to be substantially lower than projected in 1986. These studies, together with improved remediation technology and redefined cleanup standards

RMI TITANIUM COMPANY
SELECTED NOTES TO FINANCIAL STATEMENTS
           (UNAUDITED)

have resulted in a more recent estimate of the remediation cost of approximately $25 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

       The EPA, in March 1989, ordered 22 of the PRP's to conduct a design phase study for the sediment operable unit and a source control study, which studies are currently estimated to cost $19 million. The Company, working cooperatively with fourteen others in accordance with two separate agreements, is complying with the order. The Company has accrued and has been paying its portion of the cost of complying with the EPA's order, which includes the studies. It is anticipated that the studies will be completed no earlier than mid 1996. Actual cleanup would not commence prior to that time. In connection with the agreements referred to above, the cooperating companies entered into a nonbinding arbitration process in an effort to allocate the Phase I (study) costs among the group. In the final arbitrator's report dated October 11, 1994, the Company's share of the study costs were established at 9.95%. On November 2, 1994, all 15 of the cooperating companies agreed to be bound by the allocation recommendations of the arbitrator's report with respect to the study costs. It is not possible to determine accurately the Company's cost or share of any final allocation formula with respect to the actual cleanup; however, based on the results of the allocation of the study costs referred to above, the Company believes its share of the cleanup costs will be approximately 9.95%.

       At September 30, 1994, the amount accrued for future environmental-related costs was $2.7 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is approximately $4.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $1.3 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

RMI TITANIUM COMPANY
SELECTED NOTES TO FINANCIAL STATEMENTS
           (UNAUDITED)

NOTE 6 -- INVENTORIES:

                                                                           (Dollars in thousands)
                                                             September 30, 1994                 December 31,
                                                                (Unaudited)                         1993
                                                               --------------                    ----------
 Raw material and supplies.................................      $ 17,349                          $ 18,366

 Work-in-process and finished goods........................        63,387                            52,151

 Adjustments to LIFO values................................       (12,930)                          (13,025)
                                                                 --------                          --------
                                                                 $ 67,806                          $ 57,492
                                                                 ========                          ========


       Inventories are valued at cost as determined by the last-in, first-out
(LIFO) method which, in the aggregate, is lower than market. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation).

       Included in work-in-process are costs relating to a drilling riser contract and a geothermal pipe contract, which are being accounted for as a long-term contracts. Contract costs, plus estimated earnings, less progress billings at September 30, 1994 and December 31, 1993 amounted to $6.9 million and $1.3 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

      The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

NET SALES

      Net sales increased to $32.8 million, an increase of 2%, for the three months ended September 30, 1994 compared to the corresponding 1993 period. Sales for the nine months ended September 30, 1994 increased to $104.5 million from $95.0 million from the same period in 1993, an increase of 10%. These increases are due primarily to the recognition in 1994 of $2.8 million and $7.8 million in revenue under the titanium drilling riser contract for the three and nine month periods ended September 30, 1994, respectively. Shipments of titanium mill products in the three and nine months ended September 30, 1994 increased approximately 2% from comparable 1993 shipments. Because of a less favorable product mix and a continuation of price competition, average selling prices of mill products in the first nine months of 1994 decreased by approximately 1% from average 1993 levels. However, the average selling price for mill products in the third quarter of 1994 increased approximately 3% from 1993 levels.

GROSS PROFIT

      Gross profit amounted to $1.0 million for the quarter ended September 30, 1994 compared to a loss of $.5 million for the quarter ended September 30, 1993. For the nine months ended September 30, 1994 gross profit amounted to $2.2 million compared to $.5 in 1993. The 1994 results have been favorably impacted by the titanium drilling riser contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses amounted to $2.5 million for the quarter ended September 30, 1994 compared to $2.3 million in the third quarter of 1993. Selling, general and administrative expenses amounted to $7.2 million for each of the nine months ended September 30, 1994 and 1993. Research, technical and product development expenses amounted to $.5 million in the third quarter of 1994 compared to $.3 million in the third quarter of
1993.   Research, technical and product development expensed for the nine months ended September 30, 1994 amounted to $1.2 million compared to $1.1 million for the comparable period in 1993.

OPERATING LOSS

      The operating loss for the three months ended September 30, 1994 and 1993 amounted to $2.0 million and $3.1 million, respectively. The operating loss for the nine months ended September 30, 1994 amounted to $6.2 million compared to $7.8 million for the comparable period in 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

NET LOSS

      Because of decreased levels of borrowings resulting from application of proceeds from the rights offering referred to below partially offset by higher overall interest rates, interest expense decreased by $64 thousand in the third quarter of 1994 from the comparable period in 1993. Interest expense for the nine months ended September 30, 1994 amounted to $2.4 million compared to $2.0 million in 1993.

      Net loss for the first nine months of 1994 includes a one-time charge of $1.2 million resulting from the cumulative effect of adopting SFAS No. 112. The comparable 1993 period includes a one-time charge of $16.9 million representing the cumulative effect of SFAS No. 106.

BUSINESS OUTLOOK - BACKLOG

      Including the remainder of the titanium drilling riser contract, the Company's total order backlog as of September 30, 1994 was approximately $61 million, compared to $71 million at December 31, 1993. As a result of soft demand and competitive pressures, the average selling prices on incoming orders for mill products have been depressed over the last several years. While incoming orders during the third quarter of 1994 have showed a slight increase in pricing, it is impossible to predict if this trend will continue into the future. The Company believes a number of factors are responsible for this situation. Among these factors are aggressive international competition, declining military spending, lack of commercial airline profits, and an uncertain world economy. Many aerospace contractors have adopted just-in-time inventory practices or have demanded significantly shorter lead times. The titanium industry is also suffering from excess production capacity, which has intensified price competition for available business.

NEW DEVELOPMENTS

        In November, 1994, the Company was awarded a three year contract to supply all of the titanium pipe casing required for a geothermal facility in the Imperial Valley of California. Work on the first phase of the contract was commenced by the Company in September, 1994. Initial deliveries, valued in excess of $7.0 million, will be made in the first half of 1995.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital amounted to $73.4 million at September 30, 1994 compared to $66.3 million at December 31, 1993.

      For the quarter ended September 30, 1994, the Company's cash flow requirements for operating losses, capital spending and working capital needs were funded primarily through borrowings under the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

Company's revolving credit agreement. Gross proceeds from the rights offering, referred to below, were applied against the amounts outstanding under the revolving credit agreement, which greatly expanded the amount of credit available thereunder. The Company subsequently reborrowed amounts sufficient to meet its working capital requirements, including the titanium drilling riser and new geothermal pipe contract.

      On June 13, 1994, the Company reached agreement with the participating banks, on the terms of an amendment to the $75 million revolving credit facility. The amendment establishes new financial covenants and relates the maximum amount of credit available under the facility to a borrowing base formula. Under the facility, the Company can borrow up to the lesser of $75 million or an amount equal to the sum of the products of the aggregate value of each of various categories of collateral and an advance rate established by the banks for each category of collateral, plus an available overadvance. Based on the values of collateral at September 30, 1994, the Company is able to borrow the entire $75 million available under the facility. The facility also contains a covenant to maintain a minimum balance of total shareholders' equity as of June 30, 1994 and at all times thereafter, based on the balance of total shareholders' equity at December 31, 1993, as adjusted for new cash equity investments as a result of the rights offering and certain noncash charges to equity resulting from the application of certain mandated accounting standards and other matters. Additionally, if USX were to cease to beneficially own at least 48% of the Company's voting equity securities, the terms of the facility would be subject to renegotiation and, in such event, failure by the Company and the banks to reach agreement on appropriate amendments to the facility could constitute an event of default.

      The Company also received from the banks which are parties to the amended credit facility a separate commitment to enter into a second revolving credit facility providing for up to $15 million of borrowings, in addition to amounts available under the amended credit facility. The second facility would permit borrowings up to an amount determined pursuant to a borrowing base formula substantially similar to that used for the amended credit facility, but which would include only certain collateral related to, or arising out of, the Company's export sales. The second facility is conditioned upon obtaining a guarantee by the Export Import Bank of the United States of amounts outstanding thereunder. The Company applied to the Export Import Bank for such a guarantee. During October 1994, the Company received tentative approval from the Export Import Bank for a $5 million guarantee. The Company is currently negotiating the terms of a definitive agreement for the second revolving credit facility with the participating banks and the Export Import Bank.

      After application of the proceeds of the rights offering referred to below, at September 30, 1994, the Company had borrowings of $50.7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

million outstanding under the facility, compared to $65.5 at December 31, 1993.

      In order to adequately finance development of the new markets while meeting its current liquidity requirements, the Board of Directors determined that the Company should seek to raise up to $30 million. The Company decided to raise this amount through a rights offering to shareholders. In contemplation of the rights offering, the Board of Directors of the Company sought shareholders' approval at the Annual Meeting of Shareholders to amend the Articles of Incorporation of the Company to effect a one-for-ten reverse stock split.

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

      To implement the rights offering, each record holder of Common Stock at the close of business on June 24, 1994 received five transferable rights for each share of Common Stock held of record on the record date. Each right entitled the holder to purchase two shares of RMI Titanium Common Stock for a price of $2.00 per share. The rights offering expired at July 22, 1994. As of the close of business July 22, 1994, approximately 93% of the total number of rights distributed had been exercised. The exercise of the rights resulted in the issuance of 13,755,057 new shares of the Company's Common Stock. Gross proceeds from the offering were $27.6 million. After deducting all expenses of the offering, net proceeds increased Shareholders' Equity by approximately $26.4 million. As a result of the rights offering, USX Corporation beneficially owns approximately 54% of the Company's Common Stock. However, in accordance with the provisions of a voting trust agreement, USX has placed 1,319,175 shares of RMI Common Stock into the trust so that the shares of stock held by USX outside the trust do not exceed the number of shares held by all other holders other than USX and its affiliates. This arrangement results in USX having a direct voting interest in RMI of approximately 46%.

ENVIRONMENTAL MATTERS

      The Company is subject to pervasive environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. While the costs of compliance for these matters have not had a material adverse impact on RMI in the past, it is impossible to predict accurately the ultimate effect these changing laws and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

regulations may have on the Company in the future. During 1994, the Company spent approximately $.2 million for environmental-related expenditures.

      The Company is involved in investigative or cleanup projects under federal or state environmental laws at a number of waste disposal sites including a Superfund site. Given the status of the proceedings with respect to these sites, ultimate investigative and remediation costs cannot presently be accurately predicted but could, in the aggregate, be material. Based on the information available regarding the current ranges of estimated remediation costs at currently active sites, and what the Company believes will be its ultimate share of such costs, provisions for environmental cleanup costs have been recorded. These provisions are in addition to amounts which have previously been accrued for the Company's share of environmental study costs.

      With regard to the Fields Brook Superfund Site, the Company, together with 31 other companies, has been identified by the U. S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The EPA's 1986 estimate of the cost of remediation of the Fields Brook operable sediment unit was $48 million. However, recent studies show the volume of sediment to be substantially lower than projected in 1986. These studies, together with improved remediation technology and redefined cleanup standards have resulted in a more recent estimate of the remediation cost of approximately $25 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

      The EPA, in March 1989, ordered 19 of the PRP's to conduct a design phase study for the sediment operable unit and a source control study, which studies are currently estimated to cost $19 million. The Company, working cooperatively with fourteen others in accordance with two separate agreements, is complying with the order. The Company has accrued and has been paying its portion of the cost of complying with the EPA's order, which includes the studies. It is anticipated that the studies will be completed no earlier than mid 1996. Actual cleanup would not commence prior to that time. In connection with the agreements referred to above, the cooperating companies entered into a nonbinding arbitration process in an effort to allocate the Phase I (study) costs among the group. In the final arbitrator's report dated October 11, 1994, the Company's share of the study costs were established at 9.95%. On November 2, 1994, all 15 of the cooperating companies agreed to be bound by the allocation recommendations of the arbitrator's report with respect to the study costs. It is not possible to determine accurately the Company's cost or share of any final allocation formula with respect to the actual cleanup; however, based on the results of the allocation of the study costs referred to above, the Company believes its share of the cleanup costs will be

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

approximately 9.95%.

      At September 30, 1994, the amount accrued for future environment-related costs was $2.7 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is approximately $4.0 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $1.6 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects. In 1992, the EPA proposed a $1.4 million civil penalty for alleged failure to comply with RCRA. The Company is contesting the complaint. Based on the preliminary nature of the proceeding the Company is currently unable to determine the ultimate liability, if any, that may arise from this matter.

      The ultimate resolution of these environmental matters could individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES AND JOINT VENTURES

      Capital expenditures for the nine months ended September 30, 1994 and September 30, 1993 amounted to $.3 million and $.8 million, respectively. The Company has budgeted capital spending of approximately $1.0 million for the year 1994, which is comparable to actual spending for the year 1993. Although reduced in order to conserve cash, the Company's capital spending levels are adequate to maintain its facilities while continuing to improve product quality. In addition, during the nine month periods ended September 30, 1994 and September 30, 1993, the Company invested $.2 million and $.4 million, respectively, in its Norwegian joint venture.

                            PART II -- OTHER INFORMATION
                            ----------------------------

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27. Financial Data Schedule, filed herewith

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed for the quarter ended September 30, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               RMI TITANIUM COMPANY
                                               --------------------
                                                  (Registrant)





Date:  November 14, 1994                    By:  /s/ T. G. RUPERT
                                                 ------------------------
                                                     T. G. Rupert
                                                  Senior Vice President and
                                                  Chief Financial Officer