Form 10-K405
RMI TITANIUM CO
filed 1995-03-29
CIK 854663

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required] for the fiscal year ended December 31, 1994 or

[    ]  Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [no fee required] for the transition period

        from ----------------------   to ----------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                            ON WHICH REGISTERED
              -------------------                            -------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1995: $16,480,999. The amount shown is based on the closing price of the registrant's common stock on the New York Stock Exchange on that date. Shares of common stock known by the registrant to be beneficially owned by officers or directors of the registrant or persons who have filed a report on Schedule 13D or 13G are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

Number of shares of common stock outstanding at March 1, 1995: 15,271,561

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Selected Portions of the 1995 Proxy Statement--Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              RMI TITANIUM COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

     As used in this report, the terms "RMI", "Company" and "Registrant" mean RMI Titanium Company, its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
                                            PART I
Item  1.   Business.....................................................................     1
Item  2.   Properties...................................................................     6
Item  3.   Legal Proceedings............................................................     7
Item  4.   Submission of Matters to a Vote of Security Holders..........................    10

                                            PART II
Item  5.   Market for the Registrant's Common Equity and Related Stockholder Matters....    11
Item  6.   Selected Financial Data......................................................    12
Item  7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................    12
Item  8.   Financial Statements and Supplementary Data..................................    17
Item  9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................................    34

                                           PART III
Item 10.   Directors and Executive Officers of the Registrant...........................    34
Item 11.   Executive Compensation.......................................................    34
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management...............................................................    34
Item 13.   Certain Relationships and Related Transactions...............................    34

                                            PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............    34
Signatures..............................................................................    35
Index to Exhibits.......................................................................    36

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     The Company is a leading producer of titanium mill products. Titanium mill products are used principally in the aerospace industry in commercial and military aircraft with major nonaerospace applications in tubular products for oil and gas production, chemical processing equipment, pulp and paper production facilities and medical implants.

     The Company is an Ohio corporation and the successor to entities that have been operating in the titanium industry since 1958. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's Common Stock (the "Reorganization"). Quantum then sold its shares to the public. USX retained ownership of its shares. At December 31, 1994, approximately 54% of the Company's outstanding common stock was owned by USX. However, as a result of entering into a voting trust agreement, USX has a direct voting interest in RMI of approximately 46%. For further information concerning the voting trust agreement see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     In an effort to meet its liquidity needs and to adequately finance development of new products and markets, the Board of Directors determined the Company should seek to raise up to $30 million in 1994. The Company decided to raise this amount through a Rights Offering to shareholders. In contemplation of the Rights Offering, the Company's shareholders, at the Annual Meeting of Shareholders held on March 31, 1994, approved an amendment to the Articles of Incorporation of the Company effecting a one-for-ten reverse stock split which became effective on that date. The Rights Offering was commenced in June 1994, raised gross proceeds of $27.6 million and resulted in the issuance of 13,775,057 new shares of the Company's Common Stock. For further information concerning the Rights Offering see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

     The cyclical nature of the aerospace industry has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. Prior to 1989-1990, the last peak in the titanium industry cycle occurred during the 1979-1982 period. From 1987 through late 1990, average unit prices for the Company's mill products increased steadily. Domestic industry shipment volumes in 1989 increased to 55.1 million pounds from 49.7 million in 1988, then decreased to 53 million pounds in 1990. Shipments for 1991 decreased to approximately 34 million pounds, a decrease of 35% from 1990 levels, the largest single one year decrease in the history of the industry. Shipments in each of 1992 and 1993 amounted to approximately 35 million pounds. Selling prices also declined steadily throughout the 1990-1993 period. Although, domestic final industry shipment data for 1994 is not yet available, it is anticipated that total industry shipments were between 35-36 million pounds. The Company's shipments of mill products in 1994 increased by approximately 5% from 1993 levels. The reduced U. S. military budget and production cutbacks at Boeing, McDonnell Douglas and Airbus Industrie resulting from reduced commercial airline demand for new aircraft, have negatively impacted the demand and pricing for mill products.

     Aerospace demand originates from two sectors: military and commercial. Since 1987 commercial aerospace has become the dominant factor in titanium demand. Reduced commercial airline profitability and consolidation of major commercial carriers have had a negative impact on the commercial aerospace industry in recent years. However, the commercial aerospace sector is expected to continue to dominate the demand for titanium because of such factors as the need to repair and replace aging fleets, and growth of worldwide air traffic. Military aerospace demand, which remained relatively stable through 1989, dropped sharply between 1990 and 1991 and with the exception of a few specific programs, is expected to remain at these reduced levels.

     Recently the Company has experienced an increase in demand and prices for titanium mill products. During the last half of 1994 and through the first quarter of 1995, aerospace customers began to replace inventories that were depleted below working levels. Additionally, manufacturers of commercial aircraft have forecasted increased build rates for certain aircraft for deliveries in 1996 and later. Because of the long manufacturing lead times, orders for materials, including titanium would be expected to be placed 12 to 18 months in advance.

PRODUCTS AND MARKETS

     The Company operates in a single business segment: Titanium Metal Products and Related Products and Services. Titanium Metal Products consist principally of mill products such as ingot, slab, bloom, billet, bar, plate, sheet, strip, pipe and tube. Related Products include hot-formed and superplastically formed parts for aerospace applications, cut shapes and titanium metal powders. Revenues from a titanium drilling riser contract, which began in 1993, and a seamless titanium geothermal pipe contract, which began in 1994, are included in Related Products and Services. The Company also provides processing or conversion services for customer owned materials. Additionally, the Company acts as contractor for the U. S. Department of Energy ("DOE") for the remediation and restoration of the Company's former Extrusion Plant located in Ashtabula, Ohio. Revenue from the DOE contract is included in the Other category. Prior to 1992, the Company also produced its own titanium sponge, some of which was sold to domestic nonintegrated producers, as well as sodium chloride, metallic sodium and sodium hypochlorite, which are classified as discontinued products.

     The amount of sales and percentage of consolidated sales represented by individual product classifications during each of the years beginning in 1990 was as follows:

                                   RMI SALES
                             (DOLLARS IN MILLIONS)

                                                               YEAR ENDED DECEMBER 31
                                  --------------------------------------------------------------------------------
                                      1994             1993             1992             1991             1990
                                  ------------     ------------     ------------     ------------     ------------
                                    $       %        $       %        $       %        $       %        $       %
                                  ------   ---     ------   ---     ------   ---     ------   ---     ------   ---
Mill Products...................  $103.8    72%    $ 96.5    76%    $110.5    81%    $128.8    78%    $208.1    81%
Related Products and Services...    31.1    22       20.5    16       16.7    13       17.3    10       16.4     6
Other (1).......................     8.5     6       10.4     8        5.8     4        6.3     4        7.9     4
Discontinued Products (2).......      --    --         --    --        2.6     2       13.2     8       22.9     9
                                  ------   ---     ------   ---     ------   ---     ------   ---     ------   ---
Total...........................  $143.4   100%    $127.4   100%    $135.6   100%    $165.6   100%    $255.3   100%
                                  ======   ====    ======   ====    ======   ====    ======   ====    ======   ====

---------

(1) Includes DOE remediation and restoration contract and preliminary restoration activity.

(2) Discontinued products includes titanium sponge, sodium chloride, sodium hypochlorite, and metallic sodium, which are no longer manufactured.

MILL PRODUCTS

     The Company produces a full range of titanium mill products which are used in both the aerospace and nonaerospace markets.

     Aerospace Business. Approximately 63% of the Company's 1994 mill product sales were aerospace related compared with approximately 70% in 1993. The Company's products are certified and approved for use by all major domestic and most international manufacturers of commercial and military aircraft and jet engines. Products such as sheet, plate, strip, bar, billet and ingot, as well as related products such as hot-formed or superplastically formed parts, are utilized in aircraft bulkheads, tail sections, wing support and carry-through structures and various engine components including rotor blades, vanes, discs, rings and engine cases.

     The leading manufacturers of commercial aircraft, Boeing Company, McDonnell Douglas Corporation and Airbus Industrie, have reported an aggregate of approximately 1,741 planes under order and deliverable over the next five years. The comparable backlog in 1993 amounted to 2,025 planes. However, the impact of an uncertain world economy and instability in the domestic commercial airline industry may cause manufacturers to reevaluate aircraft orders and options. Deliveries of commercial aircraft for these three manufacturers totaled 432 in 1994, 546 in 1993, and 738 in 1992.

     Nonaerospace Business. Principal nonaerospace mill products include commercially pure (unalloyed) strip, tube and plate used for chemical processing, oil and gas production and refining, and pulp and paper equipment. Bar is sold for the production of medical implants where the Company enjoys a significant market share. The Company is also a leading supplier of commercially pure titanium plate and strip, which offers superior corrosion resistance and ductility for critical forming and metal expansion. Nonaerospace sales in 1994 accounted for approximately 37% of the Company's mill product sales and 30% in 1993. Since the Company's entry into strip production in 1984 and tube production in 1986, sales of these two products have grown to a majority of the Company's total nonaerospace mill product sales.

     In addition, the Company has entered into several cooperative arrangements in an effort to increase its participation in these nonaerospace sectors. A joint venture, Permipipe Titanium AS, which is 50% owned by RMI, was formed with Permascand AB, of Sweden, in January 1993. Manufacturing operations commenced in 1994. The venture is located in Norway and manufactures heavy-wall welded titanium tube and pipe for the oil and gas, petrochemical, pulp and paper, and other process industries. In January 1995, the Company teamed with Stolt Comex Seaway SA, a Norwegian based diversified contractor to the offshore oil and gas industry. This arrangement will allow RMI and Stolt Comex Seaway to combine their expertise to market, engineer, fabricate and install titanium production risers, flow lines and other titanium subsea systems. RMI will supply input material for both ventures.

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

     The Company has devoted significant resources and effort to develop new applications and markets for titanium in the energy extraction and chemical process industries. During 1993, the Company executed an agreement to supply the world's first high-pressure titanium drilling riser for use in the Conoco Norway, Inc. Heidrun Project located in the Norwegian sector of the North Sea. Work commenced on the project in the third quarter of 1993, and is now substantially completed with final shipments of riser joints having been made in first quarter of 1995. During the fourth quarter of 1994, the Company was awarded a three year contract by MAGMA Operating Company to supply all of the titanium pipe casing required for a geothermal energy facility located in the Imperial Valley of California. The initial release under the contract is valued in excess of $7.0 million, with deliveries scheduled to commence in the first half of 1995. The Company is currently working closely with several oil companies and engineering concerns on a number of other potential projects in these markets.

OTHER REVENUE

     During the fourth quarter of 1993, the Company entered into a long-term agreement with the DOE covering the remediation and restoration of the Company's former Extrusion Plant located in Ashtabula, Ohio, for which the DOE is responsible as a result of work performed there for the government. The Company will serve as prime contractor during the remediation and restoration period. The total amount of revenues to be recognized, which will be included in the Other category, are not determinable at this time. Revenues will vary year-to-year depending on DOE funding. In 1994, the Company recognized $8.5 million in such revenues compared to $10.4 million in 1993. As the prime contractor, the Company will provide management services necessary to complete assessment, clean-up and remediation activities required to complete environmental remediation and restoration of the site and facilities.

EXPORTS

     Including revenues recognized in connection with the above mentioned drilling riser contract, approximately 28% of consolidated sales in 1994 were generated by exports, primarily to the European market, where the Company believes it is a leader in supplying alloy flat-rolled titanium mill products as well as rotating quality billet. Export sales comprised approximately 19% and 23% of consolidated sales in 1993 and 1992, respectively. As a result of the overall decrease in world demand for titanium, particularly in the European aerospace sector, the Company's export sales in 1993 decreased approximately 24% from 1992. Through its distributors, contracts have been secured to furnish titanium mill products to major European aerospace manufacturers. In order to enhance its presence in the European market, in 1992 the Company acquired a 40% ownership interest in its French distributor, Reamet, SA. Additionally, the Company has recently expanded its U.K. operations to include a distribution and service center facility in Birmingham, England. Operations at the facility are expected to commence during the second quarter of 1995. Most of the Company's exports, with the exception of the drilling riser, consist of titanium mill products used in aerospace markets. The Company's exports also consist of slab, commercially pure strip, plate and welded tubing used in nonaerospace markets.

BACKLOG

     For a discussion of order backlog, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION AND OTHER MARKET FACTORS

     The titanium metals industry is highly competitive on a worldwide basis. Competition is primarily on the basis of price, quality and delivery. Titanium also competes with other metals such as stainless steel and nickel based corrosion resistant alloys.

     Producers of titanium mill products are located primarily in the U.S., Japan, the former Soviet Union ("FSU"), Europe and China. Following closure of the Company's sponge facilities in 1992, there are two remaining integrated producers (which produce both sponge and mill products) in the United States. There are also a number of domestic nonintegrated producers, including the Company, which produce mill products from purchased sponge, scrap or ingot. However, none of the Company's nonintegrated competitors produce as full a line of mill products as does RMI.

     Imports of titanium mill products from countries that receive the most-favored nation-tariff rate ("MFN") are subject to a 15% tariff. The tariff rate applicable to imports from countries that do not receive MFN treatment is 45%. Japanese producers, which benefit from MFN treatment, participate significantly in the European market, but historically have not been a major factor in the U.S. mill products market. The United States does not currently grant MFN treatment to imports, including titanium mill product imports, from FSU countries except Russia. However, effective October 18, 1993, the United States government extended the benefits of the Generalized System of Preferences ("GSP") to Russia. Under GSP, the United States grants reduced duty, and in some cases, duty-free, access to semifinished and agricultural products from developing countries and territories. Certain mill products, including ingot, are covered by GSP. However, titanium sponge has not been afforded GSP treatment. While countries within the FSU, including Russia, have not participated to any significant degree in the U.S. market for titanium mill products, they have the largest titanium production capacity in the world and could materially affect competition if their exports were to increase significantly.

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

     Independent distributors are an important channel of distribution for the Company. The use of distributors allows RMI to service customers who require off-the-shelf titanium mill products without an investment by the Company in inventories, facilities and additional sales staff.

     In the U.S., RMI maintains an exclusive domestic distributorship arrangement with A.M. Castle and Co. ("AMC"), one of the nation's largest independent metal service centers, having numerous domestic locations. AMC possesses special expertise in titanium, including cutting and warehousing capability.

     Internationally, RMI maintains a sales office in England and has a worldwide network of independent sales representatives and distributors. The Company has recently expanded its U.K. operations to include a distribution and service center facility in Birmingham, England. Operations at the facility are expected to commence in the second quarter of 1995. Additionally, in December 1992, in an exchange of common stock, the Company completed an acquisition of a 40% ownership interest in its French distributor, Reamet, SA. As a leading supplier of alloy flat-rolled titanium mill products to the European market, the Company has worked through its distributors to secure contracts to furnish mill products to the major European aerospace manufacturers. As a result, the Company has significant export sales to customers in France, the United Kingdom and Germany. International sales representation is also available for the Netherlands, Italy, Israel, Spain, Sweden, Brazil, Belgium, Norway and Australia.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT

     The Company conducts research, technical and product development activities at facilities in Niles. The principal goals of the Company's research program are maintaining technical expertise in the production of titanium metal and related products and providing technical support in the development of new markets and products. Beyond the Company's own funding, certain major customers have assisted in funding the Company's development of specific titanium applications. Research, technical and product development costs totaled $3.3 million in 1994, and $2.4 million in each of 1993, and 1992. Customer assisted funding, which is treated as a reduction of research and development spending, reduced the Company's portion of research and development expense to $1.5 million in each of 1994 and 1993, and $1.6 million in 1992.

     The Company has research laboratories in Niles which contain melting, metal processing, metal testing facilities and a corrosion laboratory for support of the nonaerospace markets.

PATENTS AND TRADEMARKS

     The Company possesses a substantial body of technical know-how and trade secrets and owns a number of U.S. patents applicable primarily to product formulations and uses. The Company considers its know-how, trade secrets and patents important to conduct its business, although no individual item is considered to be material to current business. Patents related to alloy formulations have been cross-licensed with another titanium producer resulting in a small current royalty income.

EMPLOYEE RELATIONS

     As of December 31, 1994, the Company and its subsidiaries employed 817 people, 176 of whom were classified as administrative and sales personnel. At December 31, 1994, approximately 71 out of the total of 817 employees were directly involved with the DOE remediation and restoration contract at the Company's former Extrusion Plant.

     Hourly and clerical and technical employees at the Niles Manufacturing Plant and the hourly employees at the Extrusion Plant are represented by the United Steel Workers of America ("USWA"). Other than remaining hourly workers at the Sodium Plant, who are represented by the Oil Chemicals and Atomic Workers Union, the other employees are not represented by a union. In October of 1992 a three year labor agreement was reached with the USWA unit at Niles. The hourly employees at the former Extrusion Plant agreed to a three-year contract in January 1993. The Company believes its relationships with its employees to be good.

RAW MATERIALS

     Following the closure of its sponge production facilities in 1992, the Company began purchasing its titanium sponge from outside sources. The Company has entered into two long-term sponge supply arrangements, each with pricing below the cost of sponge which was produced at the Company's own facilities. In addition, the Company has supplemented its metal requirements with additional sponge and raw material purchases from other suppliers, both foreign and domestic.

     The Company purchases titanium tetrachloride, the primary raw material used in the manufacture of titanium sponge, from SCM Chemicals, Inc. ("SCM") pursuant to a long-term supply agreement. Titanium tetrachloride is shipped to one of the Company's long-term sponge suppliers where it is used in providing sponge for the Company.

     The Company believes it has adequate sources for alloying agents and other miscellaneous raw materials. However, suppliers of certain master alloys containing aluminum, vanadium, molybdenum and nickel have recently increased prices significantly. The Company, and others, have announced the imposition of surcharges in an attempt to cover these increases.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the executive officers of the Company together with their ages, as of December 31, 1994, and titles. Mr. Gieg and Mr. Odle were first elected to their positions with the Company on August 15, 1989. They have been in their present capacity or similar managerial position with the Company's predecessors for over thirteen years.

     Beginning in 1982, Mr. Gieg acted in the capacity of President of RMI Company, the immediate predecessor of the Company. Prior to the Reorganization, Mr. Gieg was an employee of USX. Since the date of the Reorganization, Mr. Gieg has been an employee of the Company.

     Mr. Rupert was elected to the position of Vice President and Chief Financial Officer effective September 1, 1991 and promoted to his present position effective March 31, 1994. Prior to his employment with the Company, Mr. Rupert was employed for 23 years by USX Corporation in various accounting and finance positions.

                NAME                    AGE                         TITLE
                ----                    ---                         -----
L. Frederick Gieg, Jr...............    63      President and Chief Executive Officer
John H. Odle........................    52      Senior Vice President-Commercial
Timothy G. Rupert...................    48      Senior Vice President and Chief
                                                Financial Officer

ITEM 2. PROPERTIES

     The Company's principal products together with the location of its principal manufacturing plants and aggregate capacity are set forth below.

                                   FACILITIES

                   PRODUCT                          ANNUAL CAPACITY              LOCATION
                   -------                          ---------------              --------
Ingot........................................   36 Million Pounds (1)       Niles, OH
Mill Products................................   22 Million Pounds (1)       Niles, OH
                                                                            Hermitage, PA
                                                                            Sharon, PA
Hot-Formed and Superplastically
Formed Components............................   21 Thousand Press Hours     Washington, MO
                                                                            Sullivan, MO
Titanium Metal Powders.......................   1.5 Million Pounds          Salt Lake City, UT

---------

(1) Rated capacity based on current product mix and yields.

     In total, the Company has over 728,000 square feet of manufacturing facilities exclusive of office space, located primarily in Niles, Ohio. The Company owns all of the foregoing facilities, except for the Sharon, Pennsylvania and Sullivan, Missouri sites, and certain buildings and property at Washington, Missouri, all of which are leased. The plants have been constructed at various times over a long period. Many of the buildings have been remodeled or expanded and additional buildings have been constructed from time to time. Much of the equipment at the various locations has likewise been replaced or remodeled and new equipment has been added at various times. The Company believes that the plants are adequate and suitable for its operating needs. At December 31, 1994 the Company's ingot and mill products facilities were each being utilized at approximately 60% of rated capacity.

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

     In connection with the closing of the Sodium and Metals Reduction Plants, the Oil, Chemical and Atomic Workers union, Local 729, has brought an action against the Company alleging violation of the notification provisions of the Worker Adjustment and Retraining Notification Act ("WARN"). Three classes of former employees of the Company's metals and sodium plants have alleged that they did not receive the appropriate warnings of their pending layoffs or layoffs as required under WARN. This case is in the discovery phase. The Company believes that it has complied with the provisions of WARN and that the claims are without merit.

ENVIRONMENTAL

     The Company is subject to extensive federal, state and local laws and regulations concerning environmental matters. During 1994, the Company spent approximately $0.6 million for environmental-related expenditures, and $0.9 million in 1993 and $0.7 million in 1992. The Company broadly estimates environmental-related expenditures, including capital items and compliance costs, will total approximately $3.4 million during the 1995-1996 period.

     In connection with the Reorganization, the Company assumed all responsibility for environmental matters relating to RMI Company and its immediate predecessor, Reactive Metals, Inc., which commenced business on April 1, 1964, and agreed to indemnify Quantum and USX against any liability relating to such environmental matters. Quantum and USX have been named as potentially responsible parties in connection with the Fields Brook Superfund site discussed below. In addition, Quantum initially acquired the Company's now closed Ashtabula facilities in 1950, which it owned until 1964, when they were acquired by Reactive Metals, Inc. Although the Company believes it may have claims with respect to possible remediation and other costs against Quantum for the pre-1964 period, ultimate apportionment of any liability between the Company and Quantum has not been finally agreed upon.

     Active Investigative or Cleanup Sites. The Company is involved in investigative or cleanup projects at certain waste disposal sites, which are discussed below.

          Fields Brook Superfund Site. The Company, together with 31 other companies, has been identified by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") with respect to a superfund site defined as the Field Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The EPA's 1986 estimate of the cost of remediation of the Fields Brook operable sediment unit was $48 million. However, recent studies show the volume of sediment to be substantially lower than projected in 1986. These studies, together with improved remediation technology and redefined cleanup standards have resulted in a more recent estimate of the remediation cost of approximately $25 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

          The EPA, in March 1989, ordered 19 of the PRPs to conduct a predesign and design phase study for the sediment operable unit and a source control study, which studies are currently estimated to cost $19 million. Three additional PRP's were added by the EPA in 1994. The Company, working cooperatively with fourteen others in accordance with two separate agreements, is complying with the order. The Company has accrued and has been paying its portion of the cost of complying with the EPA's order, which includes the studies. It is anticipated that the studies will be completed no earlier than mid 1996. Actual cleanup would not commence prior to that time. In connection with the agreements referred to above, the cooperating companies entered into a nonbinding arbitration process in an effort to allocate the Phase I (study) costs among the group. In the final arbitrator's report dated October 11, 1994, the Company's share of the study costs were established at 9.95%. It is not possible to determine accurately the Company's cost or share of any final allocation formula with respect to the actual cleanup; however, based on the results of the allocation of the study costs referred to above, the Company believes its share of the cleanup costs will be approximately 10%.

          In September 1989, EPA sued a number of the then nonparticipating PRPs seeking recovery of costs incurred by the EPA related to study of the Field Brook site. The defendant PRPs later brought several third-party actions against differing combinations of certain of the cooperating PRPs and Quantum, in addition to a counterclaim against the EPA. A consent decree between the EPA and the defendant PRPs has resolved the original suit and the counterclaim. In 1993, USX was added as a defendant PRP.

          The Ohio Environmental Protection Agency ("Ohio EPA") has notified the PRPs of its intention to undertake a Natural Resource Damage Assessment ("NRDA") for the Field Brook site which could lead to a Natural Resource Damage Claim ("NRDC") against the PRPs. Presently, some portions of the assessment are being conducted. The assessment could lead to a claim against the PRPs for residual damages after the clean up is completed. The Company believes and the Ohio EPA has acknowledged in part, that any actions to pursue an NRDA or NRDC are premature until the remediation of the Fields Brook watershed is complete. It is not possible to predict, at this time, the cost to the Company, if any, as a result of the NRDA and any NRDC that might be brought.

          Resource Conservation and Recovery Act of 1975 ("RCRA") Proceedings-Ashtabula Sodium Plant. The Company, through its independent environmental consultant, has identified and reported to EPA the presence of metals and hazardous organic materials on portions of its now closed Sodium Plant in Ashtabula, Ohio. As to the organic material, the consultant has determined it originates from an off-site source, and the Company does not anticipate it will be required to clean up this material.

          A Corrective Measures Study report prepared for the Company by the consultant states that the presence of metals would not be expected to have an adverse impact on humans or the environment, and, after conducting a detailed analysis of cleanup alternatives, the study recommended that metals contaminated fill material be consolidated at an on-site landfill and contained in place, at an estimated cost of $1 million. The Company has responded to comments received and is awaiting final approval of the study. The Company has accrued an amount for this matter.

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

     With respect to each of the above sites, all of which are located in Ohio, the State of Ohio may assert its interests and rights independent of those of the EPA. The Company has notified all its insurers relative to the environmental claims reported above and has demanded that the insurers assume the Company's defense of such claims and indemnify the Company against such claims. During 1993, the Company settled a claim with one insurer for $0.4 million. None of the remaining insurers have agreed to defend or indemnify the Company, and several have denied coverage. However, the Company continues to pursue these claims with its insurers.

     Alleged RCRA Violations. On October 9, 1992, the EPA filed a complaint alleging certain violations of RCRA at the Company's now closed Sodium Plant in Ashtabula, Ohio. The EPA's determination is based on information gathered during inspections of the facility in 1991. Under the complaint the EPA proposed to assess a civil penalty of approximately $1.4 million for alleged failure to comply with RCRA. The Company is contesting the complaint. It is the Company's position that it has complied with the provisions of RCRA and that the EPA's assessment of penalties is inappropriate. A formal hearing has been requested and informal discussions with the EPA to settle this matter are ongoing. Based on the preliminary nature of the proceedings, the Company is currently unable to determine the ultimate liability, if any, that may arise from this matter.

     Given the status of the proceedings at certain of these sites, and the evolving nature of environmental laws, regulations, and remediation techniques, the Company's ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company's policy to recognize in its financial statements environmental costs as an obligation becomes probable and a reasonable estimate of exposure can be determined. At December 31, 1994, the amount accrued for future environmental-related costs was $2.9 million. Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.0 to $6.4 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $1.3 million which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK DATA:

     Principal market for common stock: New York Stock Exchange

     Holders of record of common stock at January 31, 1995: 883

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 1994*

                                                                               DIVIDEND
                           QUARTER                   HIGH         LOW          DECLARED
                           -------                   ----         ----         ---------
            First.................................   $ 20         $16 1/4        $  --
            Second................................     17           2 1/2           --
            Third.................................      2 3/4       2               --
            Fourth................................      5 1/2       2 5/8           --
            Year..................................   $ 20         $ 2            $  --

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 1993*

                                                                               DIVIDEND
                           QUARTER                   HIGH         LOW          DECLARED
                           -------                   ----         ----         ---------
            First.................................   $ 20         $ 15           $  --
            Second................................     25           15              --
            Third.................................     22 1/2       16 1/4          --
            Fourth................................     20           15              --
            Year..................................   $ 25         $ 15           $  --

---------

* 1993 and first quarter 1994 prices have been adjusted to reflect the March 31, 1994 one-for-ten reverse stock split.

ITEM 6. SELECTED FINANCIAL DATA

                               FIVE YEAR SUMMARY
                (Dollars in thousands except for per share data)

                                              1994           1993         1992         1991           1990
                                              ----           ----         ----         ----           ----
INCOME STATEMENT DATA:
(Year ended December 31)
Sales....................................   $143,392       $127,397     $135,607     $165,568       $255,295
Operating income (loss)..................     (7,971)       (10,764)     (11,387)     (52,712)(1)     32,773
Income (loss) before cumulative effect of
  a change in accounting principle.......    (11,562)       (11,955)     (14,062)     (57,085)        28,126
Net income (loss)........................    (12,764)       (28,893)     (14,062)     (57,085)        28,126

BALANCE SHEET DATA:
(at end of period)
Working capital..........................   $ 74,694       $ 66,319     $ 72,229     $ 79,820       $109,044
Total assets.............................    160,810        152,647      153,257      173,888        228,605
Long-term debt due after one year........     54,740         66,660       62,280       58,800         61,205
Equity...................................     42,596(2)      27,861       63,302       77,705        136,569

NET LOSS PER COMMON SHARE:(3)
Before change in accounting principle....   $  (1.45)      $  (8.14)    $  (9.66)    $ (39.17)      $     --
Net loss.................................      (1.60)        (19.67)       (9.66)    $ (39.17)            --

PRO FORMA DATA:
Pro forma net income.....................         --             --           --           --       $ 27,274
Pro forma net income per common share....         --             --           --           --          18.17

---------

(1) Includes a charge of $37.1 million relating to the closing of the Company's sponge production facilities.

(2) Includes a $26.4 million increase resulting from net proceeds of a Rights Offering.
(3) 1991-1993 loss per Common Share data has been adjusted to reflect the March 31, 1994 one-for-ten reverse stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere herein.

OVERVIEW

     The cyclical nature of the aerospace industry has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. Prior to 1989-1990, the last peak in the titanium industry cycle occurred during the 1979-1982 period. From 1987 through late 1990, average unit prices for the Company's mill products increased steadily. Domestic industry shipment volumes in 1989 increased to 55 million pounds from 50 million in 1988, then decreased to 53 million pounds in 1990. Shipments for 1991 decreased to approximately 34 million pounds, a decrease of 35% from 1990 levels, the largest single one year decrease in the history of the industry. Domestic industry shipments amounted to approximately 35 million pounds in 1992 and approximately 36 million pounds in each of 1993 and 1994. The reduced U.S. military budget and production cutbacks at Boeing, McDonnell Douglas and Airbus Industrie resulting from reduced commercial airline demand for new aircraft, have negatively impacted the demand and pricing for titanium mill products.

     In response to these industry-wide conditions, the Company closed its sponge production facilities in early 1992, which allowed the Company to immediately stem significant losses generated at these plants, as well as maintain the flexibility to purchase titanium sponge and other raw materials, such as foreign or domestic scrap at opportunistic prices. In 1992, the Company entered into two long-term titanium sponge supply arrangements which will assure supply of a significant portion of its sponge requirements at costs below the cost of sponge which had been produced at its own facilities. These actions have reduced the Company's raw material costs and will continue to improve the Company's future competitive position.

     In addition, the Company has substantially reduced administrative costs, including a reduction in salaried personnel of over 50% since the beginning of 1991.

     Operating results in 1994 have shown improvement over 1993 and 1992 results. Further improvement in results of the Company's operations, however will depend largely on increased commercial aerospace activity, and new market applications. The Company has recently experienced an increase in the volume of mill product orders and prices. However, it is impossible to predict if this trend will continue throughout 1995 or into future years. In order to lessen its dependence on the aerospace market and to increase its participation in commercial applications, the Company has devoted significant efforts to developing new applications and markets for titanium in the energy extraction and chemical process industries. The Company's successful bid to supply the world's first titanium drilling riser for the Conoco Norway Heidrun project and the awarding of the three year MAGMA geothermal pipe contract are several examples of the markets that the Company is actively pursuing. The Company has entered into a joint venture, Permipipe Titanium AS, formed with Permascand AB, to manufacture heavy-wall tube and pipe for use in oil and gas, petrochemical, pulp and paper, and other process industries at a new facility located in Norway using RMI supplied material. Further, in January 1995, the Company teamed with Stolt Comex Seaway SA, a Norwegian based diversified contractor to the offshore oil and gas industry. This arrangement will allow RMI and Stolt Comex Seaway to combine their expertise to market, engineer, fabricate and install titanium production risers, flow lines and other titanium subsea systems.

RESULTS OF OPERATIONS

     Net Sales. Net sales in 1994 increased by $16.0 million, or 12% from 1993. This increase resulted primarily from increased revenues recognized in connection with the titanium drilling riser contract combined with a 5% increase in mill product shipments. Average selling prices for mill products remained virtually unchanged in 1994 compared to 1993. The Company and the domestic titanium industry in general have seen a continuing weakness in mill product prices corresponding closely to reduced demand. Prices on recent orders, while showing some improvement, continue to reflect soft demand for titanium metal products. Sales of related products and services increased to $31.1 million in 1994 from $20.5 in 1993 primarily as a result of revenues recognized in connection with the titanium drilling riser and geothermal pipe contracts. Revenue recognized under the DOE remediation and restoration contract decreased from $10.4 million to $8.5 million in 1994, due to decreased DOE funding levels.

     Net sales decreased $8.2 million or 6% in 1993 from 1992. This decrease reflects both reduced shipments and lower selling prices for titanium mill products. Average selling prices for mill products in 1993 decreased by 6% from 1992.

     The Company's shipments of mill products for 1994 were up approximately 5% from 1993 and, as a result, the Company believes it has increased its total market share. Although final mill shipments for the domestic titanium industry are not currently available for 1994, the Company estimates that such shipments were between 35 and 36 million pounds, a slight increase over 1993. The Company estimates that such shipments will not increase significantly in 1995.

     Gross Profit. Gross margin improved to $3.1 million in 1994 compared to a loss of $0.1 million in 1993. This improvement relates primarily to the titanium drilling riser contract as well as the favorable impact of increased mill product shipments.

     Gross margin improved during 1993 to a loss of $0.1 million compared to a loss of $0.4 million in 1992. This improvement reflects decreased operating costs partially offset by lower selling prices for mill products.

     Selling, General and Administrative Expenses ("SG&A"). SG&A expenses increased to $9.5 million for 1994 from $9.1 million in 1993, reflecting higher operating levels and higher prices for purchased goods and services. SG&A expenses decreased in 1993 by $0.3 million from $9.4 million in 1992 primarily as a result of lower operating levels and cost containment efforts.

     Research, Technical and Product Development Expenses ("Research"). The Company's total research spending amounted to $3.3 million in 1994 and $2.4 million in each of 1993 and 1992. The spending levels in 1993 and 1992 were set with an objective of maintaining the Company's technical expertise in titanium production, providing customer technical support, and the development of new products and markets in spite of poor economic conditions. Certain major customers have assisted in funding the Company's overall product development effort. Such funding, which is included as a reduction of research expense, reduced the Company's portion of research expense to $1.5 million in each of 1994 and 1993 and $1.6 million in 1992, respectively.

     Operating Loss. The operating loss for 1994 was $7.9 million compared to a loss of $10.7 million in 1993. The 1994 results reflect profit recognized in connection with the titanium drilling riser contract combined with the increase in mill product shipments. The operating loss amounted to $11.4 million in 1992. The improvement in 1993 from 1992 resulted from decreased costs for raw materials and lower operating expenditures partially offset by reduced selling prices and an unfavorable product mix.

     Other Income (expense). Other income (expense) for 1993 includes a $1.4 million gain on sales and retirements of equipment and facilities.

     Interest Expense. Net interest expense amounted to $3.3 million in 1994 and $2.7 million in each of 1993 and 1992. While average borrowings decreased in 1994 from 1993, interest expense increased due to significantly higher overall interest rates.

     Net Loss. In 1994, the Company recorded a net loss of $12.8 million compared to a net loss of $28.9 million in 1993. The 1994 results were impacted by a $1.2 million one-time charge representing the cumulative effect of adopting the provisions of Statement of Financial Accounting Standards No 112 ("SFAS 112"), "Employers' Accounting for Postretirement Benefits," while the 1993 results were impacted by a $16.9 million one-time charge representing the cumulative effect of adopting the provisions of Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other than Pensions." The net loss in 1992 amounted to $14.1 million.

OUTLOOK

     The Company's total order backlog as of December 31, 1994 was approximately $67 million, compared to $71 million at December 31, 1993 and $53 million at December 31, 1992. As a result of soft demand and competitive pressures, the average selling prices on incoming orders for mill products have not improved significantly in the last several years. The Company believes a number of factors are responsible for this situation. Among these factors are an excess supply of titanium sponge, aggressive international competition, reduced military spending, and a lack of commercial airline profits. Many aerospace contractors have adopted just-in-time inventory practices or have demanded significantly shorter lead times. Additionally, contractors are waiting until the last minute to place orders in an effort to obtain the best possible pricing. The titanium industry is also suffering from excess production capacity, which intensifies price competition for available business. Any improvement will largely depend on increased commercial aerospace activity, increased prices for mill products, and new market applications.

     The Company has recently experienced an increase in mill product orders at increased prices. During the last half of 1994 and through the first quarter of 1995 aerospace customers began to replace inventories that were depleted below working levels. Additionally, manufacturers of commercial aircraft have forecasted increased build rates for certain aircraft for deliveries in 1996 and later. Because of the long manufacturing lead times, orders for materials, including titanium, would be expected to be placed 12 to 18 months in advance. However, at this early stage, it is impossible to predict if this trend will continue throughout 1995 or into future periods. If the trend continues, it will put upward pressure on prices for titanium sponge, the Company's principal raw material. Producers of certain master alloys have recently increased prices significantly. The Company, and others, have announced the imposition of surcharges in an attempt to cover these increases. The Company, and several of its competitors, have recently announced general price increases for mill products.

     In an effort to lessen its dependence on the aerospace market and to increase its participation in commercial applications, the Company has devoted significant efforts to developing applications and markets for use in the energy extraction and chemical process industries. In addition to the contract to produce the titanium drilling riser and the geothermal pipe contract referred to below, the Company has entered into two cooperative ventures, one, located in Norway, for the manufacture of heavy-wall tube and pipe for use in oil and gas, petrochemical, pulp and paper, and other process industries, and the other to market, engineer, fabricate and install titanium production risers, flow lines, and other titanium subsea systems. The Company is currently working with other companies to develop and expand opportunities for titanium in the energy field.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital amounted to $74.7 million at December 31, 1994, compared to $66.3 million at December 31, 1993. The increase in working capital from 1993 to 1994 reflects an increase in inventories partially offset by an increase in current liabilities.

     For the year ended December 31, 1994, the Company's cash flow requirements for operating losses, capital spending and working capital needs were funded primarily through proceeds from the Rights Offering, with the balance of such proceeds applied to reduce amounts outstanding under the revolving credit agreement. In 1993, the Company's cash flow requirements were funded through borrowings and reductions in working capital.

     On June 13, 1994, the Company reached agreement with the participating banks on the terms of an amendment to the $75 million revolving credit facility. The amendment extended the maturity of the loan to March 16, 1996 and established new financial covenants relating the maximum amount of credit available under the facility to a borrowing base formula. Under the facility, the Company can borrow up to the lesser of $75 million or an amount equal to the sum of the products of the aggregate value of each of various categories of collateral and an advance rate established by the banks for each category of collateral, plus an available overadvance. The facility also contains a covenant to maintain a minimum balance of total shareholders' equity as of June 30, 1994 and at all times thereafter, based on the balance of total shareholders' equity at December 31, 1993, as adjusted for new cash equity investments as a result of the rights offering and certain noncash charges to equity resulting from the application of certain mandated accounting standards and other matters. Additionally, if USX were to cease to beneficially own at least 48% of the Company's voting equity securities, the terms of the facility would be subject to renegotiation and, in such event, failure by the Company and the banks to reach agreement on appropriate amendments to the facility could constitute an event of default.

     The Company also received from the banks which are parties to the amended credit facility a separate commitment to enter into a second revolving credit facility providing for up to $15 million of borrowings, in addition to amounts available under the amended credit facility. The second facility would permit borrowings up to an amount determined pursuant to a borrowing base formula substantially similar to that used for the amended credit facility, but which would include only certain collateral related to, or arising out of, the Company's export sales. The second facility is conditioned upon obtaining a guarantee by the Export Import Bank of the United States of amounts outstanding thereunder. The Company applied to the Export Import Bank for such a guarantee. In October 1994, the Company received tentative approval from the Export Import Bank for a $5 million guarantee.

     The Company is currently negotiating the terms of a definitive agreement for the second revolving credit facility as well as an amendment to the $75 million facility with the participating banks and the Export Import Bank. The amended $75 million facility would extend the maturity into 1997 and modify existing financial covenants. In exchange for these modifications, the Company expects to pay increased fees and borrowing rates. As a result, the Company could experience increased borrowing costs in 1995. The present facility matures March 15, 1996. If the Company and participating banks are unable to agree on satisfactory new terms, borrowings under the $75 million facility would be reflected as a current liability on the Company's March 31, 1995 balance sheet.

     At December 31, 1994, the Company had borrowings of $53.8 million under its $75 million Bank Credit Agreement. Included in the balance outstanding at December 31, 1994 is approximately $8.0 million borrowed to finance production of the titanium drilling riser and geothermal pipe contract. Other long-term debt of $1.0 million consisted of industrial revenue bonds.

     The Company, along with the rest of the titanium industry, has experienced a severe downturn in its traditional markets over the last four years since 1990. Significant reductions in demand for the Company's products and reduced prices resulted in the Company incurring losses in 1992, 1993 and 1994. These losses eroded the Company's equity base and impeded the generation of cash, forcing increasing reliance on the Company's $75 million line of credit. Aggressive cost-cutting efforts, combined with improved operating efficiencies and the sale of nonstrategic assets and borrowings have enabled the Company to maintain operations during this difficult period. However, the timing and extent of recovery in the Company's traditional aerospace markets are uncertain.

     In an effort to lessen its dependence on the aerospace market and to increase its participation in other markets, the Company has devoted significant efforts to developing applications and new markets in the energy industry. The Company believes these new markets offer significant potential for profitable business. In October 1993, the Company received a contract to supply the world's first high-pressure titanium drilling riser for use in the Conoco Norway, Inc. Heidron Project located in the Norwegian sector of the North Sea. Work on the riser project is expected to be completed in the second quarter of 1995. Additionally, in the fourth quarter of 1994 the Company was awarded a three year contract by MAGMA Operating Company to supply all of the titanium pipe casing required for a geothermal facility in the Imperial Valley of California. Initial deliveries, valued in excess of $7.0 million, are expected to start in the first half of 1995.

     The Company is currently working closely with several oil companies and engineering concerns on a number of other potential projects in these markets. However, these emerging market opportunities coupled with the aforementioned lack of recovery in the Company's traditional markets placed an even greater strain on the Company's limited financial resources. Accordingly, the Board of Directors determined in 1994 that the Company should seek to raise up to $30 million. The Company decided to raise this amount through a rights offering to shareholders. In contemplation of the rights offering, the Board of Directors of the Company sought shareholders' approval at the 1994 Annual Meeting of Shareholders to amend the Articles of Incorporation of the Company to effect a one-for-ten reverse stock split.

     The reverse split proposal was approved by an affirmative vote of approximately 90% of the outstanding shares. A Certificate of Amendment to the Articles of Incorporation was filed with the Ohio Secretary of State on March 31, 1994, and the reverse split became effective on that date. Pursuant to the reverse split, each certificate representing shares of Common Stock outstanding immediately after the reverse split was deemed to represent one-tenth the number of shares it represented immediately prior to the reverse split.

     To implement the rights offering, each record holder of Common Stock at the close of business on June 24, 1994 received five transferable rights for each share of Common Stock so held. Each right entitled the holder to purchase two shares of Common Stock for a price of $2.00 per share. The rights offering expired at July 22, 1994. As of the close of business July 22, 1994, approximately 93% of the total number of rights distributed had been exercised. The exercise of the rights resulted in the issuance of 13,755,057 new shares of the Company's Common Stock. Gross proceeds from the offering were $27.6 million. After deducting all expenses of the offering, net proceeds increased Shareholders' Equity approximately $26.4 million. As a result of the rights offering, USX Corporation increased its beneficial ownership from about 51% to about 54% of the Company's Common Stock. However, in accordance with the provisions of a voting trust agreement, USX has placed 1,319,175 shares of RMI Common Stock into a voting trust so that the shares of stock held by USX outside the trust do not exceed the number of shares held by all other holders other than USX and its affiliates. This arrangement results in USX having a direct voting interest in RMI of approximately 46%.

ENVIRONMENTAL MATTERS

     The Company is subject to pervasive environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. While the costs of compliance for these matters have not had a material adverse impact on RMI in the past, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. During 1994, the Company spent approximately $0.6 million for environmental-related expenditures compared with $0.9 million in 1993.

     At December 31, 1994, the amount accrued for future environment-related costs was $2.9 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.0 million to $6.4 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $1.3 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects. In 1992, the EPA proposed a $1.4 million civil penalty for alleged failure to comply with RCRA. The Company is contesting the complaint. Based on the preliminary nature of the proceeding the Company is currently unable to determine the ultimate liability, if any, that may arise from this matter.

     The ultimate resolution of these environmental matters could individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

     For a further discussion of environmental matters, see Item 3, Legal Proceedings, "Environmental."

CAPITAL EXPENDITURES

     Gross capital expenditures in each of 1994 and 1993 amounted to $1.0 million. The Company has again budgeted capital spending of approximately $1.0 million in 1995. RMI anticipates that it can fund this spending using cash provided from operations, supplemented as necessary by available credit resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
    Report of Management..............................................................    18
    Report of Independent Accountants.................................................    18

    FINANCIAL STATEMENTS:
         Consolidated Statement of Operations for the years ended
           December 31, 1994, 1993 and 1992...........................................    19
         Consolidated Balance Sheet at December 31, 1994 and 1993.....................    20
         Consolidated Statement of Cash Flows for the years ended
           December 31, 1994, 1993 and 1992...........................................    21
         Consolidated Statement of Shareholders' Equity for the years ended
           December 31, 1994, 1993 and 1992...........................................    22
         Notes to Consolidated Financial Statements...................................    23

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

L. F. Gieg, Jr.                                 T. G. Rupert
President and                                   Senior Vice President and
Chief Executive Officer                         Chief Financial Officer



                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RMI TITANIUM COMPANY

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RMI Titanium Company and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 11 to the financial statements, in 1994 the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." As discussed in Note 11 and Note 8 to the financial statements, in 1993 the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

PRICE WATERHOUSE LLP
Pittsburgh, Pennsylvania
January 26, 1995

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31
                                                         --------------------------------------
                                                           1994           1993           1992
                                                           ----           ----           ----
Sales..............................................      $143,392       $127,397       $135,607
Operating costs:
  Cost of sales....................................       140,289        127,486        135,985
  Selling, general and administrative expenses.....         9,531          9,133          9,365
  Research, technical and product development
     expenses......................................         1,543          1,542          1,644
                                                         --------       --------       --------
       Total operating costs.......................       151,363        138,161        146,994
                                                         --------       --------       --------
Operating loss.....................................        (7,971)       (10,764)       (11,387)
Other income (expense)--net........................          (291)         1,554            178
Interest expense...................................        (3,300)        (2,745)        (2,746)
                                                         --------       --------       --------
Loss before income taxes...........................       (11,562)       (11,955)       (13,955)
Provision for income taxes (Note 8)................            --             --            107
                                                         --------       --------       --------
Loss before cumulative effect of change in
  accounting principle.............................       (11,562)       (11,955)       (14,062)
Cumulative effect of change in accounting principle
  (Note 11)........................................        (1,202)       (16,938)            --
                                                         --------       --------        --------
Net loss...........................................      $(12,764)      $(28,893)      $(14,062)
                                                         ========       ========       ========
Net loss per common share:
  Before cumulative effect of change in accounting
     principle.....................................      $  (1.45)      $  (8.14)      $  (9.66)
  Cumulative effect of change in accounting
     principle.....................................         (0.15)        (11.53)            --
                                                         --------       --------       --------
Net loss...........................................      $  (1.60)      $ (19.67)      $  (9.66)
                                                         ========       ========       ========
Weighted average shares outstanding (Note 4).......      7,958,395      1,468,885      1,456,203
                                                         ========       ========       ========

  The accompanying notes are an integral part of these Consolidated Financial
                                Statements.

                              RMI TITANIUM COMPANY

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                           1994         1993
                                                                           ----         ----
                                  ASSETS
CURRENT ASSETS:
Cash and cash equivalents..............................................  $    385     $    293
Receivables, less allowance for doubtful accounts of $704 and $940.....    28,846       29,940
Inventories............................................................    72,466       57,492
Other current assets...................................................     1,674        1,540
                                                                         --------     --------
     Total current assets..............................................   103,371       89,265
Property, plant and equipment, net of accumulated depreciation.........    50,016       54,956
Other noncurrent assets................................................     7,423        8,250
                                                                         --------     --------
     Total assets......................................................  $160,810     $152,471
                                                                         ========     ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt......................................  $    120     $    120
Accounts payable.......................................................    17,832       11,770
Accrued wages and other employee costs.................................     7,238        6,383
Other accrued liabilities..............................................     3,487        4,673
                                                                         --------     --------
     Total current liabilities.........................................    28,677       22,946
Long-term debt.........................................................    54,740       66,660
Accrued postretirement benefit cost....................................    17,286       15,938
Noncurrent pension liabilities.........................................    15,501       17,056
Other noncurrent liabilities...........................................     2,010        2,010
                                                                         --------     --------
     Total liabilities.................................................   118,214      124,610
                                                                         --------     --------
Contingencies (see Note 15)............................................
SHAREHOLDERS' EQUITY:
Preferred Stock, no par value; 5,000,000 shares authorized;
  no shares outstanding................................................        --           --
Common Stock, $0.01 par value, 30,000,000 shares authorized; 15,838,661
  and 15,312,995 shares issued (Note 4)................................       158          152
Additional paid-in capital (Note 4)....................................   151,058      124,579
Accumulated deficit....................................................   (98,918)     (86,154)
Deferred compensation..................................................        --         (205)
Excess minimum pension liability.......................................    (6,633)      (7,520)
Treasury Common Stock at cost 567,100 and 552,536 shares...............    (3,069)      (2,991)
                                                                         --------     --------
     Total shareholders' equity........................................    42,596       27,861
                                                                         --------     --------
     Total liabilities and shareholders' equity........................  $160,810     $152,471
                                                                         ========     ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31
                                                             ----------------------------------
                                                               1994         1993         1992
                                                               ----         ----         ----
CASH PROVIDED FROM (USED IN) OPERATIONS:
Net loss...................................................  $(12,764)    $(28,893)    $(14,062)
Adjustment for items not affecting funds from operations:
  Cumulative effect of change in accounting principle......     1,202       16,938           --
  Depreciation.............................................     6,140        6,298        6,506
  Gain on disposal of facilities...........................        --       (1,436)          --
  Other-noncash charges--net...............................     1,757          943        1,757
                                                             --------     --------     --------
                                                               (3,665)      (6,150)      (5,799)
                                                             --------     --------     --------
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables................................................      (248)      (3,792)       8,058
Inventories................................................   (14,974)       1,332        6,261
Accounts payable...........................................     6,062        2,881         (519)
Deferred tax asset.........................................        --           --        2,844
Other current liabilities..................................      (331)       2,475      (11,685)
Other assets and liabilities...............................       197         (883)      (1,103)
Other......................................................      (258)         (92)        (619)
                                                             --------     --------     --------
                                                               (9,552)       1,921        3,237
                                                             --------     --------     --------
       Cash used in operating activities...................   (13,217)      (4,229)      (2,562)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in joint ventures............................      (172)      (1,216)          --
  Proceeds from sale of facilities.........................       120        2,124        1,783
  Capital expenditures.....................................    (1,063)      (1,014)      (4,227)
                                                             --------     --------     --------
       Cash used in investing activities...................    (1,115)        (106)      (2,444)
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Common Stock...............    26,422           --           --
  Borrowings under revolving credit agreement..............    15,750        4,500        3,600
  Debt repayments..........................................   (27,670)        (120)        (120)
  Common Stock repurchased.................................       (78)         (22)         (82)
                                                             --------     --------     --------
       Cash from financing activities......................    14,424        4,358        3,398
                                                             --------     --------     --------
Increase (decrease) in cash and cash equivalents...........        92           23       (1,608)
Cash and cash equivalents at beginning of period...........       293          270        1,878
                                                             --------     --------     --------
Cash and cash equivalents at end of period.................  $    385     $    293     $    270
                                                             ========     ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized)........  $  3,283     $  2,548     $  2,829
                                                             ========     ========     ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                                     EXCESS
                                                                                ADDT'L.    RETAINED     TREASURY     MINIMUM
                                            SHARES      COMMON     DEFERRED     PAID-IN    EARNINGS      COMMON      PENSION
                                          OUTSTANDING   STOCK    COMPENSATION   CAPITAL    (DEFICIT)     STOCK      LIABILITY
                                          -----------   ------   ------------   --------   ---------    --------    ---------
Balance outstanding at December 31,
  1991..................................   14,561,781   $ 151        $(518)     $124,210    $(43,199)    $(2,939)     $    --
Compensation expense recognized.........           --      --          366            --          --          --           --
Treasury common stock reissued..........       24,500      --           --            --          --          52           --
Shares issued for restricted Stock
  Award Plans...........................       38,475       1          (97)           96          --          --           --
Treasury Common Stock purchases at
  cost..................................      (20,372)     --           --            --          --         (82)          --
Net loss................................           --      --           --            --     (14,062)         --           --
Excess minimum pension liability........           --      --           --            --          --          --         (677)
                                           ----------   -----        -----      --------    --------     -------      -------
Balance at December 31, 1992............   14,604,384   $ 152        $(249)     $124,306    $(57,261)    $(2,969)     $  (677)
Compensation expense recognized.........           --      --          245            --          --          --           --
Shares issued for restricted Stock
  Plans.................................      122,700       1         (201)          200          --          --           --
Shares issued in lieu of Directors'
  compensation..........................       35,439      --           --            72          --          --           --
Treasury common stock purchases--at
  cost..................................      (12,064)     --           --            --          --         (22)          --
Excess minimum pension liability........           --      --           --            --          --          --       (6,843)
Net loss................................           --      --           --            --     (28,893)         --           --
                                           ----------   -----        -----      --------    --------     -------      --------
Balance at December 31, 1993............   14,750,459   $ 153        $(205)     $124,578    $(86,154)    $(2,991)     $(7,520)
Compensation expense recognized.........           --      --          205            --          --          --           --
One-for-ten reverse stock split
  effective March 31, 1994 (Note 4).....  (13,275,414)   (138 )         --           138          --          --           --
Shares issued as result of Rights
  Offering (Note 4).....................   13,775,057     143           --        26,279          --          --           --
Shares issued in lieu of Directors'
  Compensation..........................       25,783      --           --            59          --          --           --
Treasury Common Stock purchased at
  cost..................................       (4,564)     --           --            --          --         (78)          --
Shares issued for Restricted Stock
  Award Plans...........................          240      --           --             4          --          --           --
Net loss................................           --      --           --            --     (12,764)         --           --
Excess minimum pension liability........           --      --           --            --          --          --          887
                                           ----------   -----        -----      --------    --------     -------      -------
Balance at December 31, 1994............   15,271,561   $ 158        $  --      $151,058    $(98,918)    $(3,069)     $(6,633)
                                           ==========   =====        =====      ========    ========     ========     ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1--ORGANIZATION AND OPERATIONS:

     The consolidated financial statements of RMI Titanium Company (the "Company") include the financial position and results of operations for the Company and its subsidiaries.

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's Common Stock (the "Reorganization"). Quantum then sold its shares to the public. USX retained ownership of its shares. At December 31, 1994, approximately 54% of the outstanding common stock was owned by USX. For additional information on the Company's capital structure see Note 4.

     The Company's operations are conducted primarily in one business segment, the production and marketing of titanium metal and related products. In 1994, no single customer accounted for more than 10% of consolidated revenues. In the years ended December 31, 1994, 1993 and 1992, export sales were $39.8 million, $24.2 million, and $31.7 million, respectively, principally to customers in Western Europe.

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

  Retirement and disposal of properties:

     The cost of properties retired or otherwise disposed of, together with the accumulated depreciation provided thereon, is eliminated from the accounts. The net gain or loss is recognized in other income and expense.

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

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). SFAS 106 requires accrual accounting for postretirement benefits, similar to accounting for pensions, rather than recognizing cost as claims are paid, which was the method the Company previously used. As permitted by SFAS 106, the Company elected to recognize the accumulated postretirement benefit obligation at adoption (transition obligation) immediately as the cumulative effect of a change in accounting principle.

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

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Prior to the adoption of SFAS 109, the Company accounted for income taxes pursuant to Statement of Financial Accounting Standards No. 96 "Accounting for Income Taxes" ("SFAS 96")." The change from SFAS 96 to SFAS 109 did not have a material effect on the financial position, results of operations or cash flows of the Company. As permitted under SFAS 109, prior year financial statements have not been restated.

  Cash flows:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 3--LONG-TERM CONTRACTS:

     During 1993, the Company executed an agreement to supply all the titanium components for the world's first high-pressure drilling riser for use by a major oil company in development of a project in the Norwegian sector of the North Sea (the "Riser Contract"). Work commenced on the Riser Contract during the third quarter of 1993, and is now substantially completed with final shipments of the riser joints having been made in the first quarter of 1995. During the fourth quarter of 1994, the Company was awarded a three year contract to supply all of the titanium pipe casing required for a geothermal energy facility located in the Imperial Valley of California. The initial release under the contract is scheduled for delivery during the first half of 1995.

     During 1994 and 1993, the Company recorded estimated revenues earned under the above referenced contracts of $13.2 million and $4.3 million respectively. At December 31, 1994 and 1993, there were $8.1 million and $1.3 million, respectively, included in the consolidated balance sheet under "Inventories," which represents the amount of cost incurred on the contracts, plus estimated earnings, less progress billings (see Notes 5 and 6).

     In October 1993, the Company executed a long-term contract with the U.S. Department of Energy ("DOE") covering the remediation and restoration of the Company's former Extrusion Plant in Ashtabula, Ohio. The contract calls for the Company to earn fees on cost-plus-fee basis, and acknowledges the DOE's responsibility for the remediation of the site. During 1994 and 1993, the Company recognized revenues, including fees, of $8.5 million and $10.4 million, respectively, under the contract. Total estimated revenues under this contract are not determinable.

NOTE 4--REVERSE STOCK SPLIT AND RIGHTS OFFERING:

     At its Annual Meeting held on March 31, 1994, the Company's shareholders approved an amendment to the Articles of Incorporation of the Company, effecting a one-for-ten reverse stock split. A Certificate of Amendment to the Articles of Incorporation was filed with the Ohio Secretary of State on March 31, 1994, and the reverse split became effective on that date. Pursuant to the reverse split, each certificate representing shares of common stock outstanding immediately prior to the reverse split was deemed to represent one-tenth the number of shares immediately after the reverse split. In order to supplement its financial resources and provide financing for new titanium market opportunities, the Board of Directors approved a rights offering to raise up to $30 million. Each record holder of Common Stock at the close of business on June 24, 1994 received five transferable rights for each share of Common Stock. Each right entitled the holder to purchase two shares of RMI Common Stock for a price of $2.00 per share. The rights offering expired at July 22, 1994. Approximately 93% of the total number of rights were exercised. The exercise of the rights has resulted in the issuance of 13,775,057 new shares of the Company's Common Stock. Gross proceeds from the offering were $27.6 million. Net proceeds increased Shareholders' Equity by approximately $26.4 million. Following completion of the rights offering, USX Corporation beneficially owned approximately 54% of the Company's Common Stock. However, in accordance with the provisions of a voting trust agreement, USX has placed 1,319,175 shares of RMI stock into the trust so that the number of shares of stock held by USX and its affiliates outside the trust does not exceed the number of shares held by all other holders. This arrangement results in USX having a direct voting interest in RMI of approximately 46%. Per share and weighted average share amounts reported herein have been adjusted to reflect the reverse split and subsequent rights offering. Treasury Common Stock was not affected by the reverse split or rights offering.

NOTE 5--INVENTORIES:

                                                                          DECEMBER 31
                                                                     ---------------------
                                                                       1994         1993
                                                                       ----         ----
    Raw materials and supplies....................................   $ 13,825     $ 18,366
    Work-in-process and finished goods............................     72,075       52,151
    Adjustment to LIFO values.....................................    (13,292)     (13,025)
                                                                     --------     --------
                                                                     $ 72,608     $ 57,492
                                                                     ========     ========

Included in the inventories are costs relating to the long-term drilling riser and geothermal pipe contracts. Such costs, net of amounts recognized to date, were $8.1 million in 1994 and $1.3 million in 1993.

     During 1993 LIFO inventory quantities, which were carried at lower costs than those prevailing in prior years, were reduced. The effect of this reduction was to reduce cost of sales for 1993 by $128.

NOTE 6--ACCOUNTS RECEIVABLE:

                                                                           DECEMBER 31
                                                                       -------------------
                                                                        1994        1993
                                                                        ----        ----
    Trade and commercial customers..................................   $29,127     $26,373
    Progress billings on uncompleted contracts......................        --       3,866
    U. S.Government-DOE.............................................       423         641
                                                                       -------     -------
                                                                        29,550      30,880
    Less allowance for doubtful accounts............................      (704)       (940)
                                                                       -------     -------
                                                                       $28,846     $29,940
                                                                       =======     =======

NOTE 7--PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is stated at cost and consists of the following:

                                                                          DECEMBER 31
                                                                     ---------------------
                                                                       1994         1993
                                                                       ----         ----
    Land..........................................................   $    659     $    659
    Buildings and improvements....................................     36,443       36,595
    Machinery and equipment.......................................     79,460       79,597
    Other.........................................................     13,607       13,607
    Construction in progress......................................      7,326        6,716
                                                                     --------     --------
                                                                      137,495      137,174
    Less--Accumulated depreciation................................     87,479       82,218
                                                                     --------     --------
                                                                     $ 50,016     $ 54,956
                                                                     ========     ========

NOTE 8--INCOME TAXES:

     As discussed in Note 2, effective January 1, 1993, the Company adopted the provisions of SFAS 109. Under the provisions of SFAS 109 or the previous income tax accounting standard, SFAS 96, no tax benefits were recognized in connection with the 1994, 1993 and 1992 pretax losses. The provision for income taxes in 1992 results primarily from certain state income taxes and taxes of a subsidiary not consolidated for tax purposes.

     Deferred taxes result from the following(in thousands):

                                                                       DECEMBER 31
                                                                   --------------------
                                                                     1994        1993
                                                                     ----        ----
        Deferred tax assets:
             Federal income tax loss carryforwards
               ($89,593 expiring in 2006 through 2009)..........   $ 31,838    $ 27,050
             Inventories........................................      5,590       5,966
             Property, plant and equipment......................      5,494       5,082
             Intangible assets..................................      2,243       2,305
             Other postretirement benefit costs.................      6,090       5,609
             Other employment related items.....................      2,001       5,992
             Other..............................................      1,410       1,622
             Valuation allowance................................    (54,666)    (53,626)
                                                                   --------    --------
               Total deferred tax assets........................         --          --
                                                                   --------    --------
        Deferred tax liabilities................................         --          --
                                                                   --------    --------
               Net deferred taxes...............................   $     --    $     --
                                                                   ========    ========

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

NOTE 9--LONG-TERM DEBT:

     In June 1994, the Company reached agreement with the participating banks on the terms of an amendment to the $75 million revolving credit facility. The amendment establishes new financial covenants and relates the maximum amount of credit available under the facility to a borrowing base formula. Under the facility, the Company can borrow up to the lesser of $75 million or an amount equal to the sum of the products of the aggregate value of each of various categories of collateral and an advance rate established by the banks for each category of collateral, plus an available overadvance. The loan is secured by substantially all of the Company's assets. The facility also contains a covenant to maintain a minimum balance of total shareholders' equity as of June 30, 1994 and at all times thereafter, based on the balance of total shareholders' equity at December 31, 1993, as adjusted for new cash equity investments as a result of the rights offering and certain noncash charges to equity resulting from the application of certain mandated accounting standards, restrictions on paying dividends, and other matters. Additionally, if USX were to cease to beneficially own at least 48% of the Company's voting equity securities, the terms of the facility would be subject to renegotiation and, in such event, failure by the Company and the banks to reach agreement on appropriate amendments to the facility could constitute an event of default. Interest rates in effect at December 31, 1994 ranged from 7.44% to 7.83%. As of December 31, 1994, the Company was in compliance with the covenants and terms of the new credit facility. At December 31, 1994, the available and unused portion of the facility amounted

$21.2 million. The Company is currently negotiating with the participating banks to extend and further modify the current agreement.

                                                                           DECEMBER 31
                                                                       -------------------
                                                                        1994        1993
                                                                        ----        ----
    Bank Credit Agreement dated June 1993, maturing
    March 15, 1996...................................................  $53,800     $65,600
    Industrial revenue bond bearing interest at floating rates based on weekly tax exempt market rates (6.1% and 3.4% at December
      31, 1994 and 1993, respectively) in annual sinking fund
      payments of $120 over 15 years from October, 1988.............     1,060       1,180
    Current portion of long-term debt...............................      (120)       (120)
                                                                       -------     -------
                                                                       $54,740     $66,660
                                                                       =======     =======

     The minimum principal payments on long-term debt outstanding at December 31, 1994 for the succeeding five years are as follows:

            1995.....................................................        120
            1996.....................................................     53,920
            1997.....................................................        120
            1998.....................................................        120
            1999.....................................................        120

NOTE 10--PENSION PLANS:

     Pension expense was determined assuming an expected rate of return on plan assets of 9% for 1994 and 10% in 1993 and 1992. The components of pension expense for the three years ended December 31, 1994 is summarized as follows:

                                             1994                   1993                   1992
                                      ------------------     ------------------     ------------------
Service cost.......................              $ 1,242                $ 1,092                $ 1,314
Interest cost (@ 8%)...............                4,755                  4,940                  4,858
Return on plan assets:
     Actual........................       809                 (3,460)                (1,675)
     Deferred loss.................    (5,422)    (4,613)     (1,595)    (5,055)     (3,079)    (4,754)
                                      -------    -------     -------    -------     -------    -------
Net amortization and deferral......                  693                    611                    635
                                                 -------                -------                -------
                                                 $ 2,077                $ 1,588                $ 2,053
                                                 =======                =======                =======

     Funds' status--The benefit obligations at December 31, 1994 and 1993 were determined using discount rates of approximately 8.25% and 7%, respectively, and an assumed rate of compensation increase of 5.75% for both years.

                                                                          DECEMBER 31
                                                                     ---------------------
                                                                       1994         1993
                                                                       ----         ----
    UNDERFUNDED PLANS:
    Fair value of plan assets.....................................   $ 44,465     $ 49,587
    Projected benefit obligation (PBO)............................    (64,231)     (70,674)
                                                                     --------     --------
    Plan assets less than PBO.....................................    (19,766)     (21,087)
    Unrecognized net loss.........................................      9,967       11,221
    Unrecognized transition obligation............................      1,791        2,096
    Unrecognized prior service cost...............................      2,579        2,878
    Adjustment required to recognize minimum liability............    (11,366)     (12,922)
                                                                     --------     --------
      Net pension liability.......................................   $(16,795)    $(17,814)
                                                                     ========     ========
    Accumulated benefit obligation................................   $(61,260)    $(67,398)
                                                                     ========     ========
    Vested benefit obligation.....................................   $(57,962)    $(63,626)
                                                                     ========     ========

     As of December 31, 1994, approximately 42% of the plans' assets are invested in equity securities, and 39% in government debt instruments and the balance in cash equivalents or debt securities.

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 87 "Employers Accounting for Pensions," the Company recorded in other noncurrent liabilities an additional minimum pension obligation of $11.4 and $12.9 as of December 31, 1994 and 1993, respectively, representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus accrued amounts previously recorded.

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

     Net periodic postretirement benefit cost for 1994 and 1993 included the following components (in thousands):

                                                                      1994       1993
                                                                      ----       ----
        Service cost..............................................   $  357     $  316
        Interest cost.............................................    1,533      1,337
        Net amortization and deferrals............................      254         --
                                                                     ------     ------
                                                                     $2,144     $1,653
                                                                     ======     ======

     The following table sets forth the plans' status reconciled with the amount reported in the Company's balance sheet at December 31, 1994 and 1993 (in thousands):

                                                                       1994         1993
                                                                       ----         ----
    Accumulated Postretirement Benefit Obligation
       ("APBO" attributable to:
    Retirees......................................................   $(11,867)    $(13,338)
    Active participants...........................................     (7,242)      (9,071)
                                                                     --------     --------
         Total APBO...............................................   $(19,109)    $(22,409)
                                                                     ========     ========
    Accrued liability included in balance sheet, including
      transition obligation.......................................   $(17,768)    $(17,238)
    Unrecognized net loss.........................................     (1,341)      (5,171)
                                                                     --------     --------
         Total APBO...............................................   $(19,109)    $(22,409)
                                                                     ========     ========

     For measurement purposes, a 8% annual rate of increase in the per capita cost of postretirement medical benefits was assumed beginning in 1994 and declining to 0% in 2005. The ultimate costs of certain of the Company's retiree health care plans are capped at contractually determined out-of-pocket spending limits. The annual rate of increase in the per capita costs for these plans is limited to the contractually determined spending cap. The health care cost trend assumption has a significant effect on the amounts reported. For example, increasing the health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1994 by $1.9 million and increase net periodic expense by $0.2 million. The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1994 and 1993 was approximately 8.25% and 7%, respectively.

     Effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employer's Accounting for Postemployment Benefits." The results for the year ended December 31, 1994 reflect a one-time charge of $1.2 million representing the cumulative effect of adopting the new standard. The liabilities recorded pursuant to SFAS 112 relate principally to workers' compensation and the adjustment had no effect on cash flow.

NOTE 12--OPERATING LEASES:

     The Company and its subsidiaries have entered into various operating leases for the use of certain equipment, principally office equipment and vehicles. The leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $1.3 million in 1994, $1.4 million in 1993, and $1.6 million in 1992. Future commitments under operating leases are considered to be immaterial.

NOTE 13--TRANSACTIONS WITH RELATED PARTIES:

     The Company, in the ordinary course of business, purchases goods and services, including conversion services, from USX and related companies. The cost of such transactions to the Company in 1994 amounted to $0.7 million and $0.1 million in each of 1993 and 1992, and were transacted on terms no less favorable to the Company than those obtained from other parties. On August 2, 1993 the United States Steel and Carnegie Pension Fund (the "Pension Fund") was appointed as trustee of the Company's pension plans. The Pension Fund has for many years acted as trustee of USX Corporation employee benefit plans. The Pension Fund is a registered investment advisor under the Investment Advisors Act of 1940, and receives a negotiated fee for such services. Other transactions with related parties are incidental to the Company's business and are not significant. The Company made interest free loans to certain of its officers in connection with the Rights Offering to enable the exercise certain of the rights issued to them. The loans, totaling $0.1 million, are repayable in three equal annual installments beginning in July, 1995.

NOTE 14--OTHER INCOME STATEMENT INFORMATION:

     Costs incurred for repairs and maintenance of plant and equipment totaled $3.3 million, $2.8 million, and $4.5 million, for the years ended December 31, 1994, 1993, and 1992, respectively.

     Real and personal property taxes amounted to $1.7 million, $1.5 million, and $1.8 million, for the years ended December 31, 1994, 1993, and 1992, respectively.

     Other income (expense) for 1993 includes a $1.4 million gain on sales and retirements of equipment and facilities.

NOTE 15--CONTINGENCIES:

     In connection with the Reorganization Agreement, the Company has agreed to indemnify USX and Quantum against liabilities related to their ownership of the Company and its immediate predecessor, Reactive Metals, Inc., which was formed by USX and Quantum in 1964.

     The Company is the subject of, or a party to, a number of pending or threatened legal actions involving a variety of matters.

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

     On October 9, 1992 the U. S. Environmental Protection Agency ("EPA") filed a complaint alleging certain violations of the Resource Conservation and Recovery Act of 1976, as amended ("RCRA") at the Company's now closed Sodium Plant in Ashtabula, Ohio. The USEPA's determination is based on information gathered during inspections of the facility in February, March and June of 1991. Under the complaint the USEPA proposes to assess a civil penalty of approximately $1.4 million for alleged failure to comply with RCRA. The Company is contesting the complaint. It is the Company's position that it has complied with the provisions of RCRA and that the EPA's assessment of penalties is inappropriate. A formal hearing has been requested and informal discussions with the EPA to settle this matter are ongoing. Based on the preliminary nature of the proceedings, the Company is currently unable to determine the ultimate liability, if any, that may arise from this matter.

     The Company is involved in investigative or cleanup projects under federal or state environmental laws at a number of waste disposal sites, including the Field Brook Superfund Site. Given the status of the proceedings with respect to these sites, ultimate investigative and remediation costs cannot presently be accurately predicted, but could, in the aggregate be material. Based on the information available regarding the current ranges of estimated remediation costs at currently active sites, and what the Company believes will be its ultimate share of such costs, provisions for environmental-related costs have been recorded. These provisions are in addition to amounts which have previously been accrued for the Company's share of environmental study costs.

     With regard to the Field Brook Superfund Site, the Company, together with 31 other companies, has been identified by the U. S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") with respect to a superfund site defined as the Field Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The EPA's 1986 estimate of the cost of remediation of the Fields Brook operable sediment unit was $48 million. However, recent studies show the volume of sediment to be substantially lower than projected in 1986. These studies, together with improved remediation technology and redefined cleanup standards have resulted in a more recent estimate of the remediation cost of approximately $25 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

     The EPA, in March 1989, ordered 19 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study, which studies are currently estimated to cost $19 million. Three additional PRPs were added by the EPA in 1994. The Company, working cooperatively with fourteen others in accordance with two separate agreements, is complying with the order. The Company has accrued and has been paying its portion of the cost of complying with the EPA's order, which includes the studies. It is anticipated that the studies will be completed no earlier than mid 1996. Actual cleanup would not commence prior to that time. In connection with the agreements referred to above, the cooperating companies entered into a nonbinding arbitration process in an effort to allocate the Phase I (study) costs among the group. In the final arbitrator's report dated October 11, 1994, the Company's share of the study costs were established at 9.95%. It is not possible to determine accurately the Company's cost or share of any final allocation formula with respect to the actual cleanup; however, based on the results of the allocation of the study costs referred to above, the Company believes its share of the cleanup costs will be approximately 10%.

     At December 31, 1994, the amount accrued for future environmental-related costs was $2.9 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.0 million to $6.4 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $1.3 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

     For a more detailed discussion of environmental matters see Part I, Item 3, Legal Proceedings, "Environmental."

NOTE 16--STOCK OPTION AND RESTRICTED STOCK AWARD PLANS:

STOCK OPTION INCENTIVE PLAN:

The 1989 Stock Option Incentive Plan authorizes the granting of options to purchase up to 775,500 shares of Common Stock to eligible officers and key management employees at not less than the market value on the date the options are granted. No option may be granted after August 14, 1999. Options granted may include stock appreciation rights. The option period may not exceed ten years from the date of the grant. The Company has granted options (which include stock appreciation rights) to employees to purchase 104,434 shares of Common Stock at $13.32, 61,316 shares at $6.91, and 128,216 shares at $4.13, 89,441 shares at
$2.80, and 370,000 shares at $4.0625. The number of shares subject to outstanding options and the exercise price were adjusted to reflect the one-for-ten reverse stock split and the rights offering.

     To date, none of these options to purchase have been exercised.

1989 EMPLOYEE RESTRICTED STOCK AWARD PLAN:

     The 1989 Restricted Stock Award Plan (The "Plan") authorizes the granting of shares of Common Stock of the Company to employees who have made significant contribution to the success of the Company. The Plan authorizes the award of up to 300,000 shares of Common Stock, subject to adjustment in certain circumstances. No grant of such shares may be made after December 31, 1994. Shares awarded are subject to restrictions, established by the Organization and Compensation Committee of the Board of Directors, that during a period set by the Committee of no less than one year nor more than ten years a participant shall not be permitted to sell, transfer, pledge or assign awarded shares. Additionally, the Committee may establish such other restrictions and conditions as it may deem appropriate for carrying out the Plan.

     In 1993, 1992, and 1991, respectively, 134,000, 35,775 and 22,000 shares of
Common Stock were awarded under the Plan. Compensation expense equivalent to the fair market value of the shares on the date of the grant is being recognized over the vesting periods during which the restrictions lapse. In November of 1992, in connection with the labor settlement at the Niles Plant, 35,775 shares were awarded to unionized employees as a signing bonus. All restrictions were removed as of April 4, 1994.

NON-EMPLOYEE DIRECTOR RESTRICTED STOCK AWARD PLAN:

     The Plan authorizes the granting of up to 15,000 shares of Common Stock of the Company to directors who are not and have never been officers or employees of the Company. Shares awarded are subject to a restriction providing that a participant shall not be permitted to sell, transfer, pledge or assign awarded shares during the period commencing with the date of an award and ending upon the participant retiring from the Board of Directors. On the date of the Company's Annual Meeting of Shareholders each calendar year, each eligible director shall be awarded 300 restricted shares. No grant of such shares may be made after December 31, 1994.

     During 1993 and 1992, 2,700 restricted shares of Common Stock were awarded annually under the Plan. Compensation expense equivalent to the fair market value of the shares on the date of the grant has been recognized. Grants in 1994 totaled 240 shares.

NOTE 17--SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The following table sets forth selected quarterly financial data for 1994 and 1993.

                                                             1ST        2ND        3RD        4TH
1994                                                       QUARTER    QUARTER    QUARTER    QUARTER
----                                                       -------    -------    -------    -------
Sales...................................................   $36,360    $35,337    $32,842    $38,853
Gross profit............................................       527        693        996        887
Operating loss..........................................    (2,216)    (2,017)    (1,984)    (1,754)
Cumulative effect of change in accounting principle.....    (1,202)       --         --         --
Net loss................................................    (4,131)    (3,023)    (2,780)    (2,830)
Net loss per common share before change in
  accounting principle..................................     (1.99)     (2.05)     (0.21)     (0.18)
Net loss per share......................................     (2.80)     (2.05)     (0.21)     (0.18)

                                                             1ST        2ND        3RD        4TH
1993                                                       QUARTER    QUARTER    QUARTER    QUARTER
----                                                       -------    -------    -------    -------
Sales...................................................   $32,134    $30,730    $32,151    $32,382
Gross profit (loss).....................................       362        704       (545)      (610)
Operating loss..........................................    (2,359)    (2,281)    (3,124)    (3,000)
Cumulative effect of change in accounting principle.....   (16,938)       --         --         --
Net loss................................................   (19,835)    (2,867)    (3,812)    (2,379)
Net loss per common share before change in accounting
  principle.............................................     (1.98)     (1.95)     (2.59)     (1.55)
Net loss per share......................................    (13.58)     (1.95)     (2.59)     (1.55)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this report, information concerning the directors of the Company is incorporated by reference to "Election of Directors" on pages 6 through 9 of the 1995 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to "The Board of Directors-Compensation of Directors" on page 6 and "Executive Compensation" on pages 14 through 16, of the 1995 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to "Other Information-Security Ownership" on page 14 of the 1995 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to "Other Information-Certain Transactions" on page 18 of the 1995 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) AND (2) FINANCIAL STATEMENTS

     See "Financial Statements."

     (3) SEE INDEX TO EXHIBITS.

(B) REPORT ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1994

     None.

(C) EXHIBITS

     The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RMI TITANIUM COMPANY

                                                   /s/ TIMOTHY G. RUPERT
                                            By
                                              --------------------------------
                                                     Timothy G. Rupert
                                              Senior Vice President and Chief
                                                     Financial Officer
Dated: March 28, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE AND TITLE                               DATE
          -------------------                               ----
CRAIG R. ANDERSSON, Director;
NEIL A. ARMSTRONG, Director;
CHARLES C. GEDEON, Director;
ROBERT M. HERNANDEZ, Director;
DAN F. HUEBNER, Director;
WILLIAM E. LEWELLEN, Director;
LOUIS A. VALLI, Director; and
WESLEY W. VON SCHACK, Director

                                               March 28, 1995
By      /s/ TIMOTHY G. RUPERT
  ------------------------------------
        Timothy G. Rupert
        Attorney-in-Fact

       /s/ L. FREDERICK GIEG, JR.              March 28, 1995
--------------------------------------
       L. Frederick Gieg, Jr., President
       and Chief Executive Officer and Director
       (Principal Executive Officer)

       /s/ TIMOTHY G. RUPERT                   March 28, 1995
--------------------------------------
       Timothy G. Rupert,
       Senior Vice President and Chief
       Financial Officer
       (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

                                                                                   SEQUENTIAL
EXHIBIT                                                                               PAGE
  NO.                                  DESCRIPTION                                   NUMBER
-------                                -----------                                   ------
2.0        Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on
           Form S-1 No. 33-30667 Amendment No. 1.

3.1        Articles of Incorporation of the Company, as amended March 31,
           1994, incorporated by reference to Exhibit 3.1 to the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended June
           30, 1994.

3.2 Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1993.

9.1        RMI Voting Trust Agreement, dated as of August 4, 1994, between RMI
           Titanium Company, USX Corporation and Mellon Bank, N.A., as
           Trustee, incorporated by reference to Exhibit 10.1 to the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended June
           30, 1994.

10.1 Agreement for the sale and purchase of titanium tetrachloride between SCM Chemicals, Inc., and RMI Titanium Company dated March
           9, 1993, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December
           31, 1992.+

10.2       Agreement for the supply, purchase and sale of chlorine between SCM
           Chemicals, Inc., and RMI Titanium Company dated as of November 13,
           1990, incorporated by reference to Exhibit 10.3 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1990.

10.3       Bank Credit Agreement between Society National Bank, PNC Bank,
           National Association, and NBD Bank, N.A., as Banks, Society
           National Bank as Agent, and RMI Titanium Company dated as of June
           13, 1994, incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-2 No. 33-52341 Amendment
           No. 2.

10.4 RMI Company Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 No. 33-30667 Amendment No. 2.

10.5 RMI Titanium Company 1989 Stock Option Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company's Registration
           Statement on Form S-1 No. 33-30667 Amendment No. 2.

10.6       RMI Titanium Company Supplemental Pension Plan effective August 1,
           1987, and amended as of December 12, 1990, incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1990.

10.7 RMI Titanium Company 1989 Employee Restricted Stock Award Plan, incorporated by reference to Exhibit 10.6 to the Company's
           Registration Statement on Form S-1, No. 33-30667 Amendment No. 2.

10.8       Amendment to RMI Titanium Company 1989 Employee Restricted Stock
           Award Plan, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December
           31, 1990.

                                                                                   SEQUENTIAL
EXHIBIT                                                                               PAGE
  NO.                                  DESCRIPTION                                   NUMBER
-------                                -----------                                   -------
10.9       RMI Titanium Company 1989 Non-Employee Director Restricted Stock
           Award Plan, incorporated by reference to Exhibit 10.7 to the
           Company's Registration Statement on Form S-1, No. 33-30667
           Amendment No. 2.

10.10 RMI Titanium Company Excess Benefits Plan effective July 18, 1991, incorporated by reference to Exhibit 10.11 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1991.

10.11      Agreement for the supply of titanium sponge between Oregon
           Metallurgical Corporation and RMI Titanium Company dated as of
           February 26, 1992 (without exhibits), incorporated by reference to
           Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.+

21         Subsidiaries of the Company.

23.1       Consent of Price Waterhouse LLP

24         Powers of Attorney.

27.1       Financial Statements of The RMI Employee Savings and Investment
           Plan for the year ended December 31, 1994 (to be filed by amendment).

27.2 Financial Statements of The RMI Bargaining Unit Employee Savings and Investment Plan for the year ended December 31, 1994 (to be filed by amendment).

---------
+ Confidential treatment has been requested.