Form 10-Q
period 1995-03-31
RMI TITANIUM CO
filed 1995-05-08
CIK 854663

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to

Commission file number 1-10319

                              RMI TITANIUM COMPANY
             (Exact name of registrant as specified in its charter)

          OHIO                  31-0875005
    (State or other
     jurisdiction of
    incorporation or         (I.R.S. Employer
     organization)          Identification No.)

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

                              Yes  X        No

     At April 17, 1995, 15,271,561 shares of common stock of the registrant were outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              RMI TITANIUM COMPANY

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

                                     INDEX

                                                                                        PAGE
                                                                                        ----
PART I--FINANCIAL INFORMATION
Item 1. Financial Statements:
        Introduction to Financial Statements.........................................     2
        Consolidated Statement of Operations.........................................     3
        Consolidated Balance Sheet...................................................     4
        Consolidated Statement of Cash Flows.........................................     5
        Consolidated Statement of Shareholders' Equity...............................     6
        Selected Notes to Financial Statements.......................................     7
Item 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition......................................................    10

PART II--OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders..........................    13
Item 6. Exhibits and Reports on Form 8-K.............................................    13
Signatures...........................................................................    14

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

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                              QUARTER ENDED
                                                                                MARCH 31
                                                                           -------------------
                                                                            1995        1994
                                                                           -------     -------
Sales.................................................................     $40,103     $36,360
Operating costs:
Cost of sales.........................................................      38,166      35,833
Selling, general and administrative expenses..........................       2,406       2,406
Research and development expenses.....................................         408         337
                                                                           -------     -------
     Total operating costs............................................      40,980      38,576
Operating loss........................................................        (877)     (2,216)
Other income -- net...................................................          33          15
Interest expense......................................................      (1,019)       (728)
                                                                           -------     -------
Loss before income taxes and cumulative effect of change in accounting
  principle...........................................................      (1,863)     (2,929)
Provision for income taxes............................................          --          --
                                                                           -------     -------
Loss before cumulative effect of change in accounting principle.......      (1,863)     (2,929)
Cumulative effect of change in accounting principle...................          --      (1,202)
                                                                           -------     -------
Net loss..............................................................     $(1,863)    $(4,131)
                                                                           =======     =======
Net loss per common share -- (Note 3):
     Before cumulative effect of change in accounting principle.......     $ (0.12)    $ (1.99)
     Cumulative effect of change in accounting principle..............     $    --     $  (.81)
                                                                           -------     -------
          Net loss....................................................     $ (0.12)    $ (2.80)
                                                                           =======     =======
     Weighted average shares outstanding..............................  15,271,561   1,475,049
                                                                        ==========   =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                                     (UNAUDITED)
                                                                      MARCH 31        DECEMBER 31
                                                                        1995              1994
                                                                     -----------      -----------
ASSETS
Current assets:
     Cash and cash equivalents....................................   $     278         $    385
     Receivables -- less allowance for doubtful accounts of $921
      and $704....................................................      35,986           28,846
     Inventories..................................................      71,246           72,466
     Other current assets.........................................       1,545            1,674
                                                                     ---------         --------
          Total current assets....................................     109,055          103,371
                                                                     ---------         --------
     Property, plant and equipment, net of accumulated
      depreciation................................................      48,598           50,016
     Other noncurrent assets......................................       8,310            7,423
                                                                     ---------         --------
          Total assets............................................   $ 165,963         $160,810
                                                                     =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt............................   $     120         $    120
     Accounts payable.............................................      12,419           17,832
     Accrued wages and other employee costs.......................       8,678            7,238
     Other accrued liabilities....................................       4,406            3,487
                                                                     ---------         --------
          Total current liabilities...............................      25,623           28,677
Long-term debt....................................................      64,810           54,740
Accrued postretirement benefit cost...............................      17,286           17,286
Noncurrent pension liabilities....................................      15,501           15,501
Other noncurrent liabilities......................................       2,010            2,010
                                                                     ---------         --------
          Total liabilities.......................................     125,230          118,214
                                                                     ---------         --------
Contingencies (see Note 3)........................................
Shareholders' equity:
     Preferred Stock, no par value; 5,000,000 shares authorized;
      no shares outstanding.......................................          --               --
     Common Stock, $0.01 par value, 30,000,000 shares authorized;
      15,838,661 shares issued (Note 3)...........................         158              158
     Additional paid-in capital...................................     151,058          151,058
     Retained deficit.............................................    (100,781)         (98,918)
     Minimum pension liability adjustment.........................      (6,633)          (6,633)
     Treasury Common Stock at cost 567,100 shares.................      (3,069)          (3,069)
                                                                     ---------         --------
Total shareholders' equity........................................      40,733           42,596
                                                                     ---------         --------
          Total liabilities and shareholders' equity..............   $ 165,963         $160,810
                                                                     =========         ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                        ----------------------
                                                                          1995          1994
                                                                        --------      --------
CASH PROVIDED FROM (USED IN) OPERATIONS:
Net loss.............................................................   $ (1,863)    $ (4,131)
Adjustment for items not affecting funds from operations:
  Depreciation.......................................................      1,604        1,560
  Cumulative effect of change in accounting principle................         --        1,202
  Other -- net.......................................................        414          578
                                                                        --------      -------
                                                                             155         (791)
                                                                        --------      -------
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables..........................................................     (7,357)         565
Inventories..........................................................      1,220       (3,359)
Accounts payable.....................................................     (5,413)       1,497
Other current liabilities............................................      2,162          633
Other assets.........................................................       (758)         (97)
                                                                        --------      -------
                                                                         (10,146)        (761)
          Cash used in operating activities..........................     (9,991)      (1,552)
                                                                        --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of facilities...................................        128            7
  Capital expenditures...............................................       (314)         (98)
  Investment in joint venture........................................         --         (172)
                                                                        --------      -------
          Cash used in investing activities..........................       (186)        (263)
                                                                        --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreements.................................     10,100        1,900
  Debt repayments....................................................        (30)         (30)
                                                                        --------      -------
  Cash provided from financing activities............................     10,070        1,870
                                                                        --------      -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................       (107)          55
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................   $    385      $   293
                                                                        --------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................   $    278      $   348
                                                                        ========      =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest (net of amounts capitalized)................   $    959      $   738
                                                                        ========      =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                                               MINIMUM
                                                                         ADD'TL.     RETAINED     TREASURY     PENSION
                                  SHARES       COMMON      DEFERRED      PAID-IN     EARNINGS      COMMON     LIABILITY
                                OUTSTANDING    STOCK     COMPENSATION    CAPITAL     (DEFICIT)     STOCK      ADJUSTMENT
                                -----------    ------    ------------    --------    ---------    --------    ----------
Balance at December 31,
  1993.......................    14,750,459    $ 153        $(205)      $124,578    $ (86,154)   $(2,991)    $(7,520)
Compensation expense
  recognized.................            --       --          205             --           --         --          --
One-for-ten reverse stock
  split effective March 31,
  1994
  (Note 3)...................   (13,275,414)    (138)          --            138           --         --          --
Shares issued as result of
  Rights Offering (Note 3)...    13,775,057      143           --         26,279           --         --          --
Shares issued in lieu of
  Directors' Compensation....        25,783       --           --             59           --         --          --
Treasury Common Stock
  purchased at cost..........        (4,564)      --           --             --           --        (78)         --
Shares issued for Restricted
  Stock Award Plans..........           240       --           --              4           --         --          --
Net loss.....................            --       --           --             --      (12,764)        --          --
Excess minimum pension
  liability..................            --       --           --             --           --         --         887
                                 ----------    -----        -----       --------    ---------    -------     -------
Balance at December 31,
  1994.......................    15,271,561    $ 158        $  --       $151,058    $ (98,918)   $(3,069)    $(6,633)
Net loss.....................            --       --           --             --       (1,863)        --          --
                                 ----------    -----        -----       --------    ---------    -------     -------
Balance at March 31, 1995....    15,271,561    $ 158        $  --       $151,058    $(100,781)   $(3,069)    $(6,633)
                                 ==========    =====        =====       ========    =========    =======     =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--GENERAL

     The consolidated financial statements include the accounts of RMI Titanium Company and its majority owned subsidiaries. All significant intercompany transactions are eliminated. The Company's operations are conducted in one business segment, the production and marketing of titanium metal and related products.

NOTE 2--ORGANIZATION

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's Common Stock (the "Reorganization"). Quantum then sold its shares to the public. USX retained ownership of its shares. At March 31, 1995, approximately 54% of the outstanding common stock was owned by USX. For additional information on the Company's capital structure see Note 3.

NOTE 3--REVERSE STOCK SPLIT AND RIGHTS OFFERING

     At its Annual Meeting held on March 31, 1994, the Company's shareholders approved an amendment to the Articles of Incorporation of the Company, effecting a one-for-ten reverse stock split. A Certificate of Amendment to the Articles of Incorporation was filed with the Ohio Secretary of State on March 31, 1994, and the reverse split became effective on that date. Pursuant to the reverse split, each certificate representing shares of common stock outstanding immediately prior to the reverse split was deemed to represent one-tenth the number of shares immediately after the reverse split. In order to supplement its financial resources and provide financing for new titanium market opportunities, the Board of Directors approved a rights offering to raise up to $30 million. Each record holder of Common Stock at the close of business on June 24, 1994 received five transferable rights for each share of Common Stock. Each right entitled the holder to purchase two shares of RMI Common Stock for a price of $2.00 per share. The rights offering expired at July 22, 1994. Approximately 93% of the total number of rights were exercised. The exercise of the rights resulted in the issuance of 13,775,057 new shares of the Company's Common Stock. Gross proceeds from the offering were $27.6 million. Net proceeds increased Shareholders' Equity by approximately $26.4 million. Following completion of the rights offering, USX Corporation beneficially owned approximately 54% of the Company's Common Stock. However, in accordance with the provisions of a voting trust agreement, USX has placed 1,319,175 shares of RMI stock into the trust so that the number of shares of stock held by USX and its affiliates outside the trust does not exceed the number of shares held by all other holders. This arrangement results in USX having a direct voting interest in RMI of approximately 46%.

NOTE 4--NEW ACCOUNTING STANDARDS

     Effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits." The results for the three months ended March 31, 1994 reflect a one-time charge of $1.2 million representing the cumulative effect of adopting the new standard. The liabilities pursuant to SFAS 112 relate principally to workers' compensation.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ", which is effective for the first quarter of 1996. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NOTE 5--CONTINGENCIES

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

     With regard to the Fields Brook Superfund Site, the Company, together with 31 other companies, has been identified by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The EPA's 1986 estimate of the cost of remediation of the Fields Brook operable sediment unit was $48 million. However, recent studies show the volume of sediment to be substantially lower than projected in 1986. These studies, together with improved remediation technology and redefined cleanup standards, have resulted in a more recent estimate of the remediation cost of approximately $25 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

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

     At March 31, 1995, the amount accrued for future environmental-related costs was $2.5 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.0 million to $6.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $1.4 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

NOTE 6--INVENTORIES:

                                                            (DOLLARS IN THOUSANDS)
                                                        MARCH 31, 1995    DECEMBER 31,
                                                         (UNAUDITED)          1994
                                                        --------------    ------------
        Raw material and supplies....................      $ 16,547         $ 13,825
        Work-in-process and finished goods...........        67,991           71,933
        Adjustments to LIFO values...................       (13,292)         (13,292)
                                                           --------         --------

                                                           $ 71,246         $ 72,466
                                                           ========         ========

     Inventories are valued at cost as determined by the last-in, first-out
(LIFO) method which, in the aggregate, is lower than market. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation).

     Included in work-in-process are costs relating to long-term contracts. Such costs, net of amounts recognized to date, were $2.2 million at March 31, 1995 and $8.1 million at December 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

NET SALES

     Net sales increased by $3.7 million, or 10.3%, for the three months ended March 31, 1995 compared to the corresponding 1994 period. This sales increase is due primarily to increased sales of titanium mill products. Shipments of titanium mill products increased by 16% from first quarter 1994 shipments. Average selling prices on mill products in the first quarter of 1995 increased by approximately 8% from 1994 first quarter levels. Both demand and pricing on incoming orders for titanium mill products continue to show improvement from 1994 levels. Because of reduced government funding levels, revenues under the Department of Energy ("DOE") remediation and restoration contract decreased by $1.0 million in the first quarter of 1995, or 38% from the same period in 1994. Sales of hot formed parts and cut shapes during the first quarter of 1995 increased approximately $0.7 million or 17% from 1994 first quarter levels. With the completion of the titanium drilling riser, sales related to long-term contracts decreased by $1.0 million in the first quarter of 1995 compared to the first quarter of 1994.

GROSS PROFIT

     Gross profit amounted to $1.9 million for the quarter ended March 31, 1995 compared to a gross profit of $0.5 million for the comparable 1994 period. This improvement results primarily from the increased volume and prices for titanium mill products partially offset by decreased profits from the DOE remediation and restoration contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $2.4 million in each of the quarters ended March 31, 1995 and 1994. Research, technical and product development expenses amounted to $0.4 million in the first quarter of 1995 compared to $0.3 million in the first quarter of 1994.

OPERATING LOSS

     The operating loss for the three months ended March 31, 1995 and 1994 amounted to $0.8 million and $2.2 million respectively.

INTEREST EXPENSE

     Because of increased overall interest rates, interest expense increased to $1.0 million in the first quarter of 1995 from $0.7 million in 1994.

NET LOSS

     The net loss for the quarter ended March 31, 1995 amounted to $1.9 million compared to a net loss of $4.1 million in the comparable 1994 period. The net loss for the 1994 first quarter includes a one-time charge of $1.2 million resulting from the cumulative effect of adopting SFAS No. 112.

OUTLOOK

     The Company's total backlog as of March 31, 1995 was approximately $86 million, compared to $67 million at December 31, 1994. The Company has recently experienced an increase in mill product orders at increased prices. During the second half of 1994 and through the first quarter of 1995, aerospace customers began to replace inventories that had been depleted below working levels. Additionally, manufacturers of commercial aircraft have forecasted increased build rates for certain aircraft scheduled for delivery in 1996 and later. Because of the long manufacturing lead times, orders for materials, including titanium, would be expected to be placed 12 to 18 months in advance. At the present time, it is impossible to predict if the increased demand for mill products will continue throughout 1995 or into future periods. If the trend continues, the Company would expect to experience upward pressure on prices for raw materials, including titanium sponge. Producers of certain alloys have recently increased prices significantly. The Company, and others, have announced the imposition of surcharges in an attempt to cover these increases. The Company has also announced general price increases for mill products.

     In spite of the recent increase in demand referred to above, overall demand for titanium mill products remains well below the 1990 shipment level of 53 million pounds. For the years 1991-1994, domestic industry shipments were at a 34-36 million pound level. As a result, the titanium industry continues to suffer from excess production capacity, which intensifies price competition for available business. Many aerospace contractors have adopted just-in-time inventory practices or have demanded significantly shorter lead times. Additionally, contractors are waiting until the last minute to place orders in an effort to obtain the best possible pricing, including demands for fixed long-term pricing arrangements. Any improvement will depend largely on sustained improvement in aerospace demand, increased prices for mill products and the development of new market applications.

     In an effort to lessen its dependence on the aerospace market and to increase its participation in commercial applications, the Company has devoted significant efforts to developing applications and markets for use in the energy extraction and chemical process industries. In addition to the contract to produce the world's first all titanium drilling riser for Conoco Norway, which was successfully completed in the first quarter of 1995, and the three year contract to supply all of the titanium pipe casing required by MAGMA Operating Company for a geothermal energy facility, the Company has entered into several cooperative ventures: one for the manufacture of heavy wall pipe, and the other to market, engineer, fabricate and install titanium production risers, flow lines and other titanium subsea systems. The Company is currently working with other companies to develop and expand opportunities for titanium in the energy field.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital amounted to $83.4 million at March 31, 1995 compared to $74.7 million at December 31, 1994.

     For the quarter ended March 31, 1995, the Company's cash flow requirements for capital spending and working capital needs were funded from borrowings under the Company's revolving credit facility and cash from operations.

     On May 3, 1995, the Company reached agreement with the participating banks on the terms of an amendment to the $75 million revolving credit facility. The amendment extends the maturity of the loan to March 31, 1997 along with modifying an existing financial covenant for the requirement to maintain a minimum balance of total shareholders' equity, and the imposition of a borrowing base formula. The agreement also provides for payment of increased fees and borrowing rates.

     The Company has also reached agreement with the banks which are parties to the amended revolving credit facility on the terms of a second revolving credit facility providing for up to an additional $5 million of borrowings. The second facility would permit borrowings up to an amount determined pursuant to a borrowing base formula which includes only certain collateral related to, or arising out of, the Company's export sales. The second facility, which matures March 31, 1996, is guaranteed by the Export Import Bank of the United States.

     At March 31, 1995, the Company had $64.8 million outstanding under the $75 million revolving credit facility.

     Capital expenditures for the three months ended March 31, 1994 and 1993 amounted to $0.3 million and $0.1 million, respectively. The Company has budgeted total capital spending for 1995 of $1.3 million compared to total capital spending of $1.0 million in 1994.

NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This standard must be adopted no later than the 1996 reporting year but can be adopted early. SFAS 121 requires that operating assets and associated goodwill be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. After any such noncash write-down, results of operations would be favorably affected by reduced depreciation, depletion and amortization charges. At this time, the Company cannot provide an assessment of either the financial impact or the timing of adoption.

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

     At March 31, 1995, the amount accrued for future environment-related costs was $2.5 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.0 million to $6.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $1.4 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     In 1992, the EPA proposed a $1.4 million civil penalty for alleged failure to comply with RCRA. The Company is contesting the complaint. Based on the preliminary nature of the proceeding, the Company is currently unable to determine the ultimate liability, if any, that may arise from this matter.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders was held April 26, 1995. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

     1. All nominees for directors listed in the proxy statement were elected.

     2. Price Waterhouse was elected as independent accountants for 1995. (For, 14,386,461; against, 19,668; abstained, 8,594).

     3. The proposal concerning amending the Company's Code of Regulations to provide for annual election of all directors was approved. (For, 11,269,703; against, 48,160; abstained, 17,004; broker nonvotes, 1,505,623).

     4. The proposal concerning the 1995 Stock Plan was approved. (For, 11,132,038; against, 181,622; abstained, 21,207; broker nonvotes, 1,505,623).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    27 Financial Data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed for the quarter ended March 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     RMI TITANIUM COMPANY
                                                        (Registrant)

Date: May 8, 1995
                                            By:    /s/  T. G. RUPERT
                                                  -------------------
                                                       T. G. Rupert
                                              Senior Vice President and Chief
                                                     Financial Officer