Form 10-K/A
period 1994-12-31
RMI TITANIUM CO
filed 1995-06-30
CIK 854663

                                 Form 10-K/A
                              Amendment No. 1 to
                                Annual Report
                                      on
                                  Form 10-K
                              for the year ended
                              December 31, 1994
                                      of
                             RMI TITANIUM COMPANY



  Pursuant to Rule 12b-15, promulgated under the Securities Exchange Act of 1934, RMI Titanium Company hereby amends each of the following Items of its Annual Report on Form 10-K for the year ended December 31, 1994, so that, as amended, such Items read as set forth herein.

Index to Exhibits
Exhibit 23.1
Exhibit 99.1
Exhibit 99.2

                               INDEX TO EXHIBITS

                                                                                   SEQUENTIAL
EXHIBIT                                                                               PAGE
  NO.                                  DESCRIPTION                                   NUMBER
- -------                                -----------                                   ------
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

                                                                                   SEQUENTIAL
EXHIBIT                                                                               PAGE
  NO.                                  DESCRIPTION                                   NUMBER
- -------                                -----------                                   -------
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

21         Subsidiaries of the Company.

23.1       Consent of Price Waterhouse LLP*

24         Powers of Attorney.

99.1       Financial Statements of The RMI Employee Savings and Investment
           Plan for the year ended December 31, 1994.*

99.2 Financial Statements of The RMI Bargaining Unit Employee Savings and Investment Plan for the year ended December 31, 1994.*

- ---------
+ Confidential treatment has been requested.
* Filed herewith, all other exhibits previously filed.