Form 10-Q
period 1995-06-30
RMI TITANIUM CO
filed 1995-08-08
CIK 854663

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                   OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________________

Commission file number 1-10319
                       -------

                             RMI TITANIUM COMPANY
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Ohio                                 31-0875005
     -------------------------------               -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)


                    1000 Warren Avenue, Niles, Ohio 44446
                   ---------------------------------------
                   (Address of principal executive offices)


                                (216) 544-7700
             ---------------------------------------------------
             (Registrant's telephone number, including area code)


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

At August 4, 1995, 15,323,253 shares of common stock of the registrant were outstanding.

                             RMI TITANIUM COMPANY
                                  FORM 10-Q
                         QUARTER ENDED JUNE 30, 1995




                                    INDEX

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

   Introduction to Financial Statements . . . . . . . . . . . . . . . . .   2

   Consolidated Statement of Operations . . . . . . . . . . . . . . . . .   3

   Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . .   4

   Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . .   5

   Consolidated Statement of Shareholders' Equity . . . . . . . . . . . .   6

   Selected Notes to Financial Statements . . . . . . . . . . . . . . . .   7


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .  11


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  16


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.  Financial Statements
-----------------------------

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

                              RMI TITANIUM COMPANY

                      Consolidated Statement of Operations
                                  (Unaudited)
                             (Dollars in thousands)


                                                         QUARTER ENDED                     SIX MONTHS ENDED
                                                           JUNE 30                             JUNE 30
                                                         -------------                     -----------------
                                                    1995             1994                  1995             1994
                                                    ----             ----                  ----             ----
 Sales.............................            $   39,621          $   35,337         $   79,724         $   71,697

 Operating costs:
 Cost of sales.....................                38,589              34,644             76,755             70,477

 Selling, general and
   administrative expenses.........                 2,682               2,317              5,088              4,723

 Research, technical and product
   development expenses............                   741                 393              1,149                730
                                               ----------          ----------         ----------         ----------
        Total operating costs......                42,012              37,354             82,992             75,930

 Operating loss....................                (2,391)             (2,017)            (3,268)            (4,233)

 Other income (expense)-net........                (1,739)                (14)            (1,706)                 1

 Interest expense..................                (1,348)               (992)            (2,367)            (1,720)
                                               ----------          ----------         ----------         ----------
 Loss before income taxes
   and cumulative effect of
   change in accounting principle..                (5,478)             (3,023)            (7,341)            (5,952)

 Provision for income taxes........                    --                  --                 --                 --
                                               ----------          ----------         ----------         ----------

 Loss before cumulative effect of
   change in accounting principle..                (5,478)             (3,023)            (7,341)            (5,952)

 Cumulative effect of change
   in accounting principle.........                    --                  --             (5,031)            (1,202)
                                               ----------          ----------         ----------         ----------

 Net loss..........................            $   (5,478)         $   (3,023)        $  (12,372)        $   (7,154)
                                               ==========          ==========         ==========         ==========
 Net loss per common share-(Note 3):
    Before cumulative effect of
    change in accounting principle.            $    (0.36)         $    (2.05)        $    (0.48)        $    (4.04)

    Cumulative effect of change in
    accounting principle...........                    --                  --              (0.33)        $    (0.81)
                                               ----------          ----------         ----------         ----------
           Net loss................            $    (0.36)         $    (2.05)        $    (0.81)        $    (4.85)
                                               ==========          ==========         ==========         ==========
    Weighted average shares
    outstanding....................            15,271,561           1,475,285         15,271,561          1,475,168
                                               ==========          ==========         ==========         ==========




             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                              RMI TITANIUM COMPANY
                           Consolidated Balance Sheet
                             (Dollars in Thousands)


                                                                            (Unaudited)
                                                                              June 30           December 31
                                                                                1995               1994
                                                                           ------------         -----------
 ASSETS
 Current assets:
   Cash and cash equivalents...............................                $     534            $    385
   Receivables - less allowance for doubtful accounts of
     $1,397 and $704.....................................                     31,759              28,846
   Inventories.............................................                   71,553              72,466
   Other current assets....................................                    1,505               1,674
                                                                           ---------            --------
     Total current assets..................................                  105,351             103,371
                                                                           ---------            --------

   Property, plant and equipment, net of accumulated
     depreciation..........................................                   42,229              50,016
   Other noncurrent assets.................................                    6,727               7,423
                                                                           ---------            --------
      Total assets.........................................                $ 154,307            $160,810
                                                                           =========            ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Current portion of long-term debt......................                $     120            $    120
    Accounts payable.......................................                    9,721              17,832
    Accrued wages and other employee costs.................                    8,519               7,238
    Other accrued liabilities..............................                    7,046               3,487
                                                                           ---------            --------
      Total current liabilities............................                   25,406              28,677
 Long-term debt............................................                   63,880              54,740
 Accrued postretirement benefit cost.......................                   17,286              17,286
 Noncurrent pension liabilities............................                   15,501              15,501
 Other noncurrent liabilities..............................                    2,010               2,010
                                                                           ---------            --------
      Total liabilities....................................                  124,083             118,214
                                                                           ---------            --------
 Contingencies (see Note 5)................................
 Shareholders' equity:
   Preferred Stock, no par value; 5,000,000 shares
    authorized; no shares outstanding......................                       --                  --
   Common Stock, $0.01 par value, 30,000,000 shares
    authorized; 15,838,661 shares issued (Note 3)                                158                 158

   Additional paid-in capital..............................                  151,058             151,058
   Retained deficit........................................                 (111,290)            (98,918)
   Minimum pension liability adjustment....................                   (6,633)             (6,633)
   Treasury Common Stock at cost 567,100 shares............                   (3,069)             (3,069)
                                                                           ---------            --------
 Total shareholders' equity................................                   30,224              42,596
                                                                           ---------            --------
      Total liabilities and shareholders' equity...........                $ 154,307            $160,810
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

                             RMI TITANIUM COMPANY
                     Consolidated Statement of Cash Flows
                                 (Unaudited)
                            (Dollars in Thousands)


                                                                                   Six Months Ended
                                                                                       June 30
                                                                                  ------------------
                                                                                1995                1994
                                                                                ----                ----
 CASH PROVIDED FROM (USED IN)
 OPERATIONS:

 Net loss...................................................                   $(12,372)           $ (7,154)

 Adjustment for items not affecting funds from operations:

   Depreciation.............................................                      3,216               3,117
   Cumulative effect of change in accounting principle......                      5,031               1,202
   Write-down of joint venture investment...................                      1,901                  --
   Compensation expense for stock appreciation rights.......                      2,007                  --
   Other-net................................................                        432               1,021
                                                                               --------            --------
                                                                                    215              (1,814)
                                                                               --------            --------
 Changes in assets and liabilities (excluding cash):
 Receivables................................................                     (3,345)              3,219
 Inventories................................................                        913              (4,720)
 Accounts payable...........................................                     (8,111)              3,585
 Other current liabilities..................................                      2,833                (568)
 Other assets...............................................                     (1,139)               (750)
 Other-net..................................................                         --                  83
                                                                               --------            --------
                                                                                 (8,849)                849
       Cash used in operating activities....................                     (8,634)               (965)
                                                                               --------            --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of facilities.........................                        128                  59
   Capital expenditures.....................................                       (485)               (241)
   Investment in joint venture..............................                         --                (172)
                                                                               --------            --------
       Cash used in investing activities....................                       (357)               (354)
                                                                               --------            --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit agreements.......................                      9,200               1,400
   Debt repayments..........................................                        (60)                (60)
                                                                               --------            --------
   Cash provided from financing activities..................                      9,140               1,340
                                                                               --------            --------
 INCREASE IN CASH AND CASH EQUIVALENTS......................                        149                  21
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........                   $    385            $    293
                                                                               --------            --------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD.................                   $    534            $    314
                                                                               ========            ========
 SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest (net of amounts capitalized)........                   $  2,223            $  1,681
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

                              RMI TITANIUM COMPANY
                 Consolidated Statement of Shareholders' Equity
                                  (Unaudited)
                             (Dollars in Thousands)



                                                                                                                       Minimum
                                                                               Add'tl.      Retained     Treasury      Pension
                                          Shares     Common      Deferred      Paid-in      Earnings       Common    Liability
                                       Outstanding   Stock     Compensation    Capital     (Deficit)       Stock    Adjustment
                                       -----------   ------    ------------    -------     ---------     --------   ----------
 Balance at December 31, 1993          14,750,459    $ 153        $(205)      $124,578    $ (86,154)     $(2,991)     $(7,520)

 Compensation expense recognized               --       --          205             --           --           --           --

 One-for-ten reverse stock split
   effective March 31, 1994
   (Note 3)                           (13,275,414)    (138)          --            138           --           --           --

 Shares issued as result of
   Rights Offering (Note 3)            13,775,057      143           --         26,279           --           --           --

 Shares issued in lieu of
   Directors' compensation                 25,783       --           --             59           --           --           --

 Treasury Common Stock
   purchased at cost                       (4,564)      --           --             --           --          (78)          --

 Shares issued for Restricted
   Stock Award Plans                          240       --           --              4           --           --           --

 Net loss                                      --       --           --             --      (12,764)          --           --

 Excess minimum pension liability              --       --           --             --           --           --          887
                                       ----------    -----        -----       --------    ---------      -------      -------
 Balance at December 31, 1994          15,271,561    $ 158       $   --       $151,058    $ (98,918)     $(3,069)     $(6,633)

 Net loss                                      --       --           --             --      (12,372)          --           --
                                       ----------    -----        -----       --------    ---------      -------      -------
 Balance at June 30, 1995              15,271,561    $ 158        $  --       $151,058    $(111,290)     $(3,069)     $(6,633)
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

NOTE 1 - GENERAL

     The consolidated financial statements include the accounts of RMI Titanium Company and its majority owned subsidiaries. All significant intercompany transactions are eliminated. The Company's operations are conducted in one business segment, the production and marketing of titanium metal and related products.

NOTE 2 - ORGANIZATION

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's Common Stock (the "Reorganization"). Quantum then sold its shares to the public. USX retained ownership of its shares. At June 30, 1995, approximately 53% of the outstanding common stock was owned by USX. For additional information on the Company's capital structure see Note 3.

NOTE 3 - REVERSE STOCK SPLIT AND RIGHTS OFFERING

     At its Annual Meeting held on March 31, 1994, the Company's shareholders approved an amendment to the Articles of Incorporation of the Company, effecting a one-for-ten reverse stock split. A Certificate of Amendment to the Articles of Incorporation was filed with the Ohio Secretary of State on March 31, 1994, and the reverse split became effective on that date. Pursuant to the reverse split, each certificate representing shares of common stock outstanding immediately prior to the reverse split was deemed to represent one-tenth the number of shares immediately after the reverse split. In order to supplement its financial resources and provide financing for new titanium market opportunities, the Board of Directors approved a rights offering to raise up to $30 million. Each record holder of Common Stock at the close of business on June 24, 1994 received five transferable rights for each share of Common Stock. Each right entitled the holder to purchase two shares of RMI Common Stock for a price of $2.00 per share. The rights offering expired at July 22, 1994. Approximately 93% of the total number of rights were exercised. The exercise of the rights resulted in the issuance of 13,775,057 new shares of the Company's Common Stock. Gross proceeds from the offering were $27.6 million. Net proceeds increased Shareholders' Equity by approximately $26.4 million. Following completion of the rights offering, USX Corporation beneficially owned approximately 54% of the Company's Common Stock. However, in accordance with the provisions of a voting trust agreement, USX has placed 1,319,175 shares of RMI stock into the trust so that the number of shares of stock held by USX and its affiliates outside the trust does not exceed the number of shares held by all other holders. This arrangement results in USX having a direct voting interest in RMI of approximately 45%.

NOTE 4 - NEW ACCOUNTING STANDARDS

                              RMI TITANIUM COMPANY
                     Selected Notes to Financial Statements
                                  (Unaudited)


     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new standard requires that certain long- lived and intangible assets be written down to fair value whenever an impairment review indicates that the carrying value of the asset cannot be recovered.

     During the quarter ended June 30, 1995, the Company elected to adopt SFAS 121 effective with the first quarter 1995. After completing a review of its assets, the Company impaired the value of an asset which is being held for disposal consisting of design and engineering work for a formerly proposed titanium tetrachloride facility. After the impairment, the asset carrying value has been reduced to zero. In accordance with the provisions of SFAS 121, the impairment has been reported as a cumulative effect of a change in accounting principle. Accordingly, first quarter 1995 results have been restated as follows:

                                                                 Quarter Ended
                                                                 March 31, 1995
                                                                 --------------
 Loss before cumulative effect of change in
   accounting principle as previously reported                      $(1,863)
 Cumulative effect of change in accounting
   principle                                                         (5,031)
                                                                    -------
 Net loss                                                           $(6,894)
                                                                    =======

 Net loss per common share:
 Before cumulative effect of change in
   accounting principle                                             $ (0.12)

 Cumulative effect of change in accounting
   principle                                                          (0.33)
                                                                    -------
 Net loss                                                           $ (0.45)
                                                                    =======

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


NOTE 5 - CONTINGENCIES

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

                              RMI TITANIUM COMPANY
                     Selected Notes to Financial Statements
                                  (Unaudited)


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

     The EPA, in March 1989, ordered 19 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study, which studies are currently estimated to cost $19 million. Three additional PRPs were added by the EPA in 1994. The Company, working cooperatively with fourteen others in accordance with two separate agreements, is complying with the order. The Company has accrued and has been paying its portion of the cost of complying with the EPA's order, which includes the studies. It is anticipated that the studies will be completed no earlier than mid 1996. Actual cleanup would not commence prior to that time. In connection with the agreements referred to above, the cooperating companies entered into a nonbinding arbitration process in an effort to allocate the Phase I (study) costs among the group. In the final arbitrator's report dated October 11, 1994, the Company's share of

                              RMI TITANIUM COMPANY
                     Selected Notes to Financial Statements
                                  (Unaudited)

the study costs were established at 9.95%. On June 21, 1995, the Company and nine others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, the actual percentage may be more or less based on contributions from other parties which are not parties to the allocation agreement.

     At June 30, 1995, the amount accrued for future environmental-related costs was $2.4 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.0 million to $6.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

NOTE 6 - INVENTORIES:

                                                 (Dollars in thousands)
                                           --------------------------------

                                           June 30, 1995         December 31,
                                            (Unaudited)              1994
                                          --------------         ------------
 Raw material and supplies                   $ 15,790              $ 13,825

 Work-in-process and finished goods            70,556                71,933

 Adjustments to LIFO values                   (14,793)              (13,292)
                                             --------              --------
                                             $ 71,553              $ 72,466
                                             ========              ========


Inventories are valued at cost as determined by the last-in, first-out (LIFO) method which, in the aggregate, is lower than market. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation).

Included in work-in-process are costs relating to long-term contracts. Such costs, net of amounts recognized to date, were $2.6 million at June 30, 1995 and $8.1 million at December 31, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION


     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

NET SALES

     Net sales increased by $4.3 million, or 12.1%, for the three months ended June 30, 1995 compared to the corresponding 1994 period. These sales increases are due primarily to increased sales of titanium mill products. Shipments of titanium mill products for both the three and six month periods ended June 30, 1995 increased by 16% from comparable 1994 shipment levels. Average selling prices on mill products in the quarter and six months ended June 30, 1995 increased by approximately 7% from 1994 levels. Both volume of and pricing on incoming orders for titanium mill products continue to show
improvement from 1994 levels.    Because of reduced government funding levels,
revenues under the Department of Energy ("DOE") remediation and restoration contract decreased to $1.5 million in the second quarter of 1995 compared to $2.3 million in the second quarter of 1994. Revenues under the DOE contract amounted to $3.1 million in the six months ended June 30, 1995 compared to $5.0 million in the comparable 1994 period. Sales of hot formed parts and cut shapes during the second quarter of 1995 increased to $3.9 million from $2.9 million in the second quarter of 1994. Year-to-date sales of hot formed parts increased to $8.7 million from $7.0 million in the first six months of 1994, an increase of approximately 25%. With the completion of the titanium drilling riser in March of 1995, sales related to long-term contracts decreased by $3.4 million, or 68% in the first six months of 1995 compared to the first six months of 1994.

GROSS PROFIT

     Gross profit amounted to $1.0 million for the quarter ended June 30, 1995 compared to a gross profit of $0.7 million for the comparable 1994 period. Gross profit for the six months ended June 30, 1995 amounted to $3.0 million compared to $1.2 million in the comparable period of 1994. This improvement results primarily from the increased volume and prices for titanium mill products partially offset by decreased profits from the DOE remediation and restoration contract and reduced activity from long-term contracts. Gross profit for each of the three and six months periods in 1995 were adversely affected by approximately $1.1 million of compensation expense related to stock appreciation rights.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $2.7 million in the quarter ended June 30, 1995 compared to $2.3 million in the second of quarter 1994. Selling, general and administrative expenses for the six months ended June 30, 1995 amounted to $5.1 million compared to $4.7 million in the comparable 1994 period. Research, technical and product development expenses amounted to $0.7 million in the second quarter of 1995 compared to $0.4 million in the second quarter of 1994. Research, technical and product development expenses for the first six months of 1995

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

amounted to $1.1 million compared to $0.7 million in the first six months of 1994. Selling, general and administrative expenses together with research, technical and product development expenses for the three and six month periods ended June 30, 1995 reflect $0.9 million of compensation expense for stock appreciation rights in connection with the Company's stock option incentive plan.

OPERATING LOSS

     The operating loss for the three months ended June 30, 1995 and 1994 amounted to $2.4 million and $2.0 million respectively. The operating loss for the six months ended June 30, 1995 amounted to $3.3 million compared to $4.2 million in the comparable period of 1994. The operating loss in both the three and six months ended June 30, 1995 were adversely effected by $2.0 million of compensation expense related to stock appreciation rights.

OTHER INCOME (EXPENSE)

     Other income (expense) for the three and six months ended June 30, 1995 includes a $1.9 million impairment of the Company's investment in the Permipipe Titanium AS joint venture. For further information see Outlook below.

INTEREST EXPENSE

     Because of increased overall interest rates, interest expense increased to $1.3 million in the second quarter of 1995 from $1.0 million in the second quarter of 1994. Year-to-date interest expense increased to $2.4 million in 1995 from $1.7 million in 1994.

NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that certain long-lived and intangible assets be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. After completing a review of its assets, the Company elected to adopt SFAS 121 effective with the first quarter of 1995, recording a $5.0 million noncash impairment of an asset which is being held by the Company for disposal consisting of design and engineering work for a proposed titanium tetrachloride facility. In accordance with the provisions of SFAS 121, the impairment has been recorded as a cumulative effect of a change in accounting principle. Accordingly, first quarter 1995 results have been restated to reflect adoption of SFAS 121 as of the beginning of the year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

NET LOSS

     The net loss for the quarter ended June 30, 1995 amounted to $5.5 million compared to a net loss of $3.0 million in the comparable 1994 period. The net loss for the first six months of 1995 amounted to $12.4 million compared to $7.2 in the first six months of 1994. The loss for the quarter ended June 30, 1995 reflects the $2.0 million charge for stock appreciation rights as well as the $1.9 million impairment of the Company's investment in Permipipe Titanium AS. The loss for the first six months of 1995 includes the aforementioned charges as well as a $5.0 million unfavorable cumulative effect of adopting SFAS No. 121. The net loss for the six months ended June 30, 1994 includes the cumulative effect of adopting SFAS No. 112.

OUTLOOK

     The Company's total backlog as of June 30, 1995 was approximately $83 million, compared to $67 million at December 31, 1994. The Company has recently experienced an increase in mill product orders at increased prices. During the second half of 1994 and through the second quarter of 1995, aerospace customers began to replace inventories that had been depleted below working levels. Additionally, manufacturers of commercial aircraft have forecasted increased build rates for certain aircraft scheduled for delivery in 1996 and later. Because of the long manufacturing lead times, orders for materials, including titanium, would be expected to be placed 12 to 18 months in advance. At the present time, the Company currently anticipates that the increased demand and improved pricing for mill products will continue throughout 1995. As a result, the Company has experienced upward pressure on prices for raw materials, including titanium sponge. Producers of certain alloys have recently increased prices significantly. The Company, and others, have announced the imposition of surcharges and adjusted prices, where appropriate, in an attempt to cover these increased costs. As market conditions have improved, the Company has announced general price increases for mill products.

     In spite of the recent increase in demand referred to above, overall demand for titanium mill products remains below the 1990 domestic shipment level of 53 million pounds. For the years 1991-1994, annual domestic industry shipments were at a 34-36 million pound level. As a result, the titanium industry continues to suffer from excess production capacity, which intensifies price competition for available business. Any long-term improvement will depend largely on sustained improvement in aerospace demand, increased prices for mill products and the development of new market applications.

     In an effort to lessen its dependence on the aerospace market and to increase its participation in commercial applications, the Company has devoted significant efforts to developing applications and markets for use in the energy extraction and chemical process industries. In addition to the contract to produce the world's first all titanium drilling riser for Conoco Norway, which was successfully completed in the first quarter of 1995, the Company has obtained a three year contract to supply all of the titanium pipe casing required by MAGMA Operating Company for a geothermal energy facility. The Company is currently working with other companies to develop and expand opportunities for titanium in the energy field.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION


     The Company and its partner Permascand AB of Sweden announced on June 30, 1995 a decision to discontinue the operation of Permipipe Titanium AS, their joint venture welded pipe operation in Norway. The facility was designed to produce high-quality welded pipe and related components of titanium primarily for offshore Norwegian oil and gas projects. RMI will serve this emerging market from its other manufacturing facilities, and will continue to focus its efforts on energy-related products and markets.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital amounted to $79.9 million at June 30, 1995 compared to $74.7 million at December 31, 1994.

     For the quarter ended June 30, 1995, the Company's cash flow requirements for capital spending and working capital needs were funded from borrowings under the Company's revolving credit facility and cash from operations.

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

     The Company has also reached agreement with the banks which are parties to the amended revolving credit facility on the terms of a second revolving credit facility providing for up to an additional $5 million of borrowings. The second facility permits borrowings up to an amount determined pursuant to a borrowing base formula which includes only certain collateral related to, or arising out of, the Company's export sales. The second facility, which matures September 26, 1996, is guaranteed by the Export Import Bank of the United States.

     At June 30, 1995, the Company had $58.0 million outstanding under the $75 million revolving credit facility, and $5.0 million under the foreign collateral facility.

     Capital expenditures for the six months ended June 30, 1995 and 1994 amounted to $0.5 million and $0.2 million, respectively. The Company has budgeted total capital spending for 1995 of $1.3 million compared to total capital spending of $1.0 million in 1994.


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

     At June 30, 1995, the amount accrued for future environment-related costs was $2.4 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $4.0 million to $6.3 million, in the aggregate.
The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

                          PART II - OTHER INFORMATION
                          ---------------------------


     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits


             10.3 Amended and restated Bank Credit Agreement between Society National Bank, PNC Bank, National Association, and NBD Bank, as Banks, Society National Bank as Agent, and RMI Titanium Company dated May 3, 1995.

             10.12 Foreign Loan Agreement between Society National Bank, PNC Bank, National Association, and NBD Bank, as Banks, Society National Bank as Agent, and RMI Titanium Company dated May 3, 1995.

             27      Financial Data Schedule


     (b)  Reports on Form 8-K

          Reports on Form 8-K filed by the Registrant for the quarter ended June 30, 1995.

          July 7, 1995 - filed under Item 5, a press release announcing potential second quarter charges.

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




                                           RMI TITANIUM COMPANY
                                           --------------------
                                              (Registrant)



Date:  August 8, 1995                      By:  /s/T. G. Rupert
                                                -------------------------
                                                T. G. Rupert
                                                Senior Vice President and
                                                Chief Financial Officer