Form 10-Q
period 1995-09-30
RMI TITANIUM CO
filed 1995-11-13
CIK 854663

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                              Yes  X        No
                                  ---          ---

     At November 9, 1995, 15,326,039 shares of common stock of the registrant were outstanding.

===============================================================================

                              RMI TITANIUM COMPANY

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995

                                     INDEX

                                                                                         PAGE
                                                                                         ----
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements:
     Introduction to Financial Statements.............................................     2
     Consolidated Statement of Operations.............................................     3
     Consolidated Balance Sheet.......................................................     4
     Consolidated Statement of Cash Flows.............................................     5
     Consolidated Statement of Shareholders' Equity...................................     6
     Selected Notes to Financial Statements...........................................     7

Item 2. Management's Discussion and Analysis of Results of Operations and Financial
  Conditions..........................................................................    10

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..............................................    14

Signatures............................................................................    15

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

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                    QUARTER ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30               SEPTEMBER 30
                                                 --------------------      ----------------------
                                                  1995         1994          1995          1994
                                                 -------      -------      --------      --------
Sales.......................................     $42,912      $32,842      $122,636      $104,539
Operating costs:
Cost of sales...............................      40,022       31,846       116,777       102,323
Selling, general and administrative
  expenses..................................       2,407        2,479         7,495         7,202
Research, technical and product development
  expenses..................................         284          501         1,433         1,231
                                                 -------      -------      --------      --------
     Total operating costs..................      42,713       34,826       125,705       110,756
Operating profit (loss).....................         199       (1,984)       (3,069)       (6,217)
Other income (expense)-net..................          66         (121)       (1,640)         (120)
Interest expense............................      (1,232)        (675)       (3,599)       (2,395)
                                                 -------      -------      --------      --------
Loss before income taxes and cumulative
  effect of change in accounting
  principle.................................        (967)      (2,780)       (8,308)       (8,732)
Provision for income taxes..................          --           --            --            --
                                                 -------      -------      --------      --------
Loss before cumulative effect of change in
  accounting principle......................        (967)      (2,780)       (8,308)       (8,732)
Cumulative effect of change in accounting
  principle.................................          --           --        (5,031)       (1,202)
                                                 -------      -------      --------      --------
Net loss....................................     $  (967)     $(2,780)     $(13,339)     $ (9,934)
                                                 =======      =======      ========      ========
Net loss per common share-(Note 3):
     Before cumulative effect of change in
       accounting principle.................     $ (0.06)     $  (.21)     $  (0.54)     $  (1.59)
     Cumulative effect of change in
       accounting principle.................          --           --         (0.33)     $  (0.22)
                                                 -------      -------      --------      --------
          Net loss..........................     $ (0.06)     $  (.21)     $  (0.87)     $  (1.81)
                                                 -------      -------      --------      --------
     Weighted average shares outstanding....  15,322,209   13,387,546    15,288,827     5,488,124
                                              ==========   ==========    ==========     =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                                      (UNAUDITED)
                                                                      SEPTEMBER 30     DECEMBER 31
                                                                          1995            1994
                                                                     --------------    -----------
ASSETS
Current assets:
     Cash and cash equivalents....................................     $      996       $     385
     Receivables--less allowance for doubtful accounts of $1,613
      and $704....................................................         38,844          28,846
     Inventories..................................................         71,349          72,466
     Other current assets.........................................          1,788           1,674
                                                                       ----------       ---------
          Total current assets....................................        112,977         103,371
                                                                       ----------       ---------
     Property, plant and equipment, net of accumulated
      depreciation................................................         41,168          50,016
     Other noncurrent assets......................................          6,469           7,423
                                                                       ----------       ---------
          Total assets............................................     $  160,614       $ 160,810
                                                                       ==========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
     Current portion of long-term debt............................     $      120       $     120
     Accounts payable.............................................         13,463          17,832
     Accrued wages and other employee costs.......................          8,694           7,238
     Other accrued liabilities....................................          5,784           3,487
                                                                       ----------       ---------
          Total current liabilities...............................         28,061          28,677
Long-term debt....................................................         67,950          54,740
Accrued postretirement benefit cost...............................         17,286          17,286
Noncurrent pension liabilities....................................         15,501          15,501
Other noncurrent liabilities......................................          2,010           2,010
                                                                       ----------       ---------
          Total liabilities.......................................        130,808         118,214
                                                                       ----------       ---------
Contingencies (see Note 5)........................................
Shareholders' equity:
     Preferred Stock, no par value; 5,000,000 shares authorized;
      no shares outstanding.......................................             --              --
     Common Stock, $0.01 par value; 30,000,000 shares authorized;
      15,893,139 shares issued (Note 3)...........................            159             158
     Additional paid-in capital...................................        151,606         151,058
     Retained deficit.............................................       (112,257)        (98,918)
     Minimum pension liability adjustment.........................         (6,633)         (6,633)
     Treasury Common Stock at cost 567,100 shares.................         (3,069)         (3,069)
                                                                       ----------       ---------
Total shareholders' equity........................................         29,806          42,596
                                                                       ----------       ---------
          Total liabilities and shareholders' equity..............     $  160,614       $ 160,810
                                                                       ==========       =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------      -------
CASH PROVIDED FROM (USED IN) OPERATIONS:
Net loss..............................................................   $(13,339)     $(9,934)
Adjustment for items not affecting funds from operations:
     Depreciation.....................................................      4,826        4,676
     Cumulative effect of change in accounting principle..............      5,031        1,202
     Write-down of joint venture investment...........................      1,901           --
     Compensation expense for stock appreciation rights...............      1,465           --
     Other--net.......................................................        649        1,737
                                                                         --------      -------
                                                                              533       (2,319)
                                                                         --------      -------
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables...........................................................    (10,647)      (2,375)
Inventories...........................................................      1,117      (10,314)
Accounts payable......................................................     (4,369)       4,486
Other current liabilities.............................................      2,837         (526)
Other assets..........................................................     (1,061)        (136)
                                                                         --------      -------
                                                                          (12,123)      (8,865)
                                                                         --------      -------
          Cash used in operating activities...........................    (11,590)     (11,184)
                                                                         --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of facilities.................................        130          118
     Capital expenditures.............................................     (1,139)        (281)
     Investment in joint venture......................................         --         (172)
                                                                         --------      -------
          Cash used in investing activities...........................     (1,009)        (335)
                                                                         --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of Common Stock.......................         --       26,422
     Borrowings under credit agreements...............................     13,300       12,650
     Debt repayments..................................................        (90)     (27,640)
     Common stock repurchased.........................................         --          (78)
                                                                         --------      -------
     Cash provided from financing activities..........................     13,210       11,354
                                                                         --------      -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................        611         (165)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................   $    385      $   293
                                                                         --------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................   $    996      $   128
                                                                         ========      =======
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest (net of amounts capitalized)..............   $  3,350      $ 2,433
                                                                         ========      =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                                                    MINIMUM
                                                                              ADD'TL.     RETAINED     TREASURY     PENSION
                                       SHARES       COMMON      DEFERRED      PAID-IN     EARNINGS      COMMON     LIABILITY
                                     OUTSTANDING    STOCK     COMPENSATION    CAPITAL     (DEFICIT)     STOCK      ADJUSTMENT
                                     -----------    ------    ------------    --------    ---------    --------    ----------
Balance at December 31, 1993......    14,750,459    $ 153        $ (205)      $124,578    $ (86,154)   $(2,991)     $ (7,520)
Compensation expense recognized...            --       --           205             --           --         --            --
One-for-ten reverse stock split
  effective March 31, 1994
 (Note 3).........................   (13,275,414)    (138)           --            138           --         --            --
Shares issued as result of Rights
  Offering (Note 3)...............    13,775,057      143            --         26,279           --         --            --
Shares issued in lieu of
  Directors' compensation.........        25,783       --            --             59           --         --            --
Treasury Common Stock purchased at
  cost............................        (4,564)      --            --             --           --        (78)           --
Shares issued for Restricted Stock
  Award Plans.....................           240       --            --              4           --         --            --
Net loss..........................            --       --            --             --      (12,764)        --            --
Excess minimum pension
  liability.......................            --       --            --             --           --         --           887
                                      ----------    -----        ------       --------    ---------    --------     ---------
Balance at December 31, 1994......    15,271,561    $ 158        $   --       $151,058    $ (98,918)   $(3,069)     $ (6,633)
Shares issued from exercise of
  employee stock options..........        54,478        1            --            548           --         --            --
Net loss..........................            --       --            --             --      (13,339)        --            --
                                      ----------    -----        ------       --------    ---------    --------     ---------
Balance at September 30, 1995.....    15,326,039    $ 159        $   --       $151,606    $(112,257)   $(3,069)     $ (6,633)
                                      ==========    =====        ======       ========    =========    =======      =========

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

NOTE 2--ORGANIZATION

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interests in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's Common Stock (the "Reorganization"). Quantum then sold its shares to the public. USX retained ownership of its shares. At September 30, 1995, approximately 52% of the outstanding common stock was owned by USX. For additional information on the Company's capital structure see Note 3.

NOTE 3--REVERSE STOCK SPLIT AND RIGHTS OFFERING

     At its Annual Meeting held on March 31, 1994, the Company's shareholders approved an amendment to the Articles of Incorporation of the Company, effecting a one-for-ten reverse stock split. A Certificate of Amendment to the Articles of Incorporation was filed with the Ohio Secretary of State on March 31, 1994, and the reverse split became effective on that date. Pursuant to the reverse split, each certificate representing shares of common stock outstanding immediately prior to the reverse split was deemed to represent one-tenth the number of shares immediately after the reverse split. In order to supplement its financial resources and provide financing for new titanium market opportunities, the Board of Directors approved a rights offering to raise up to $30 million. Each record holder of Common Stock at the close of business on June 24, 1994 received five transferable rights for each share of Common Stock. Each right entitled the holder to purchase two shares of RMI Common Stock for a price of $2.00 per share. The rights offering expired at July 22, 1994. Approximately 93% of the total number of rights were exercised. The exercise of the rights resulted in the issuance of 13,775,057 new shares of the Company's Common Stock. Gross proceeds from the offering were $27.6 million. Net proceeds increased Shareholders' Equity by approximately $26.4 million. Following completion of the rights offering, USX Corporation beneficially owned approximately 54% of the Company's Common Stock (currently 52%). However, in accordance with the provisions of a voting trust agreement, USX has placed 1,319,175 shares of RMI stock into the trust so that the number of shares of stock held by USX and its affiliates outside the trust does not exceed the number of shares held by all other holders. This arrangement results in USX having a direct voting interest in RMI of approximately 44% at September 30, 1995.

NOTE 4--NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new standard requires that certain longlived and intangible assets be written down to fair value whenever an impairment review indicates that the carrying value of the asset cannot be recovered.

     During the quarter ended June 30, 1995, the Company elected to adopt SFAS
121. After completing a review of its assets, the Company impaired the value of an asset which is being held for disposal consisting of design and engineering work for a formerly proposed titanium tetrachloride facility. After the impairment, the asset carrying value has been reduced to zero. In accordance with the provisions of SFAS 121, the impairment has been reported as a cumulative effect of a change in accounting principle. Accordingly, first quarter 1995 results have been restated as follows:

                                                                      QUARTER ENDED
                                                                     MARCH 31, 1995
                                                                     ---------------
        Loss before cumulative effect of change in accounting
          principle...............................................       $(1,863)
        Cumulative effect of change in accounting principle.......        (5,031)
                                                                         -------
        Net loss..................................................       $(6,894)
                                                                         =======
        Net loss per common share:
        Before cumulative effect of change in accounting
          principle...............................................       $ (0.12)
        Cumulative effect of change in accounting principle.......         (0.33)
                                                                         -------
        Net loss..................................................       $ (0.45)
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

     The EPA, in March 1989, ordered 19 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study, which studies are currently estimated to cost $19 million. Three additional PRPs were added by the EPA in 1994. The Company, working cooperatively with fourteen others in accordance with two separate agreements, is complying with the order. The Company has accrued and has been paying its portion of the cost of complying with the EPA's order, which includes the studies. It is anticipated that the studies will be completed no earlier than mid 1996. Actual cleanup would not commence prior to that time. In connection with the agreements referred to above, the cooperating companies entered into a nonbinding arbitration process in an effort to allocate the Phase I (study) costs among the group. In the final arbitrator's report dated October 11, 1994, the Company's share of the study costs were established at 9.95%. On June 21, 1995, the Company and nine others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     At September 30, 1995, the amount accrued for future environmental-related costs was $2.4 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.7 million to $6.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

NOTE 6--INVENTORIES:

                                                         (DOLLARS IN THOUSANDS)
                                                         SEPTEMBER 30, 1995      DECEMBER 31,
                                                             (UNAUDITED)             1994
                                                         -------------------     -------------
Raw material and supplies.............................        $  16,149            $  13,825
Work-in-process and finished goods....................           69,993               71,933
Adjustments to LIFO values............................          (14,793)             (13,292)
                                                              ---------            ---------
                                                              $  71,349            $  72,466
                                                              =========            =========

     Inventories are valued at cost as determined by the last-in, first-out
(LIFO) method which, in the aggregate, is lower than market. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation).

     Included in work-in-process are costs relating to long-term contracts. Such costs, net of amounts recognized to date, were $4.1 million at September 30, 1995 and $8.1 million at December 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

NET SALES

     Net sales increased by $10.1 million, or 31%, for the three months ended September 30, 1995 compared to the corresponding 1994 period. Sales for the nine months ended September 30, 1995 increased to $122.6 million from $104.5 million in the same period of 1994, an increase of 17%. These sales increases are due primarily to increased sales of titanium mill products. Shipments of titanium mill products for the three and nine month periods ended September 30, 1995 increased by 39% and 23%, respectively, from comparable 1994 shipment levels. Average selling prices on mill products in the quarter ended September 30, 1995 increased by approximately 9% from the third quarter of 1994, while year-todate average selling prices increased by approximately 8% from comparable period in 1994. Both volume and prices of incoming orders for titanium mill products continue to show improvement from 1994 levels. Because of reduced government funding levels, revenues under the Department of Energy ("DOE") remediation and restoration contract decreased to $1.4 million in the third quarter of 1995 compared to $2.2 million in the third quarter of 1994. Revenues under the DOE contract amounted to $4.6 million in the nine months ended September 30, 1995 compared to $7.2 million in the comparable 1994 period. Sales of hot formed parts and cut shapes during the third quarter of 1995 increased to $4.4 million from $4.0 million in the third quarter of 1994. Year-to-date sales of hot formed parts increased to $13.0 million from $10.9 million in the first nine months of 1994, an increase of approximately 19%. With the completion of the titanium drilling riser contract in March of 1995, sales related to long-term contracts decreased to $2.2 million in the first nine months of 1995 compared to $7.8 million the first nine months of 1994.

GROSS PROFIT

     Gross profit amounted to $2.9 million for the quarter ended September 30, 1995 compared to a gross profit of $1.0 million for the comparable 1994 period. Gross profit for the nine months ended September 30, 1995 amounted to $5.9 million compared to $2.2 million in the comparable period of 1994. This improvement results primarily from the increased volume and prices for titanium mill products partially offset by decreased profits from the DOE remediation and restoration contract, and reduced activity from long-term contracts. Gross profit for the nine months ended September 30, 1995 was adversely affected by approximately $.8 million of compensation expense related to stock appreciation rights.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $2.4 million in the quarter ended September 30, 1995 compared to $2.5 million in the third quarter of 1994. Selling, general and administrative expenses for the nine months ended September 30, 1995 amounted to $7.5 million compared to $7.2 million in the comparable 1994 period. Research, technical and product development expenses amounted to $0.3 million in the third quarter of 1995 compared to $0.4 million in the third quarter of 1994. Research, technical and product development expenses for the first nine months of 1995 amounted to $1.4 million compared to $1.2 million in the first nine months of 1994. Selling, general and administrative expenses together with research, technical and product development expenses for the nine months ended September 30, 1995 reflect $0.6 million of compensation expense for stock appreciation rights in connection with the Company's stock option incentive plan.

OPERATING LOSS

     The operating profit for the three months ended September 30, 1995 was $0.2 million compared to an operating loss of $2.0 million in the third quarter of 1994. The operating loss for the nine months ended September 30, 1995 was $3.1 million compared to $6.2 million in the comparable period of 1994. The operating loss in the nine months ended September 30, 1995 was adversely effected by $1.4 million of compensation expense related to stock appreciation rights.

OTHER INCOME (EXPENSE)

     Other income (expense) for the nine months ended September 30, 1995 includes a $1.9 million impairment of the Company's investment in the Permipipe Titanium AS joint venture.

INTEREST EXPENSE

     Because of overall interest rates and borrowing levels, interest expense increased to $1.2 million in the third quarter of 1995 from $0.7 million in the third quarter of 1994. Year-to-date interest expense increased to $3.6 million in 1995 from $2.4 million in 1994.

NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that certain long-lived and intangible assets be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. After completing a review of its assets, the Company elected to adopt SFAS 121 in the second quarter of 1995, recording a $5.0 million noncash impairment of an asset which is being held by the Company for disposal consisting of design and engineering work for a formerly proposed titanium tetrachloride facility. In accordance with the provisions of SFAS 121, the impairment of the asset held for disposal has been recorded as a cumulative effect of a change in accounting principle. Accordingly, first quarter 1995 results were restated to reflect adoption of SFAS 121 as of the beginning of the year.

NET LOSS

     The net loss for the quarter ended September 30, 1995 amounted to $1.0 million compared to a net loss of $2.8 million in the comparable 1994 period. The net loss for the first nine months of 1995 amounted to $13.3 million compared to $9.9 in the first nine months of 1994. The loss for the nine months ended September 30, 1995 reflects the $1.4 million charge for stock appreciation rights, a $1.9 million charge for impairment of the Company's investment in Permipipe Titanium AS, and a $5.0 million unfavorable cumulative effect of adopting SFAS No. 121. The net loss for the nine months ended September 30, 1994 includes the cumulative effect of adopting SFAS No. 112.

OUTLOOK

     The Company's total backlog as of September 30, 1995 was approximately $110 million, compared to $67 million at December 31, 1994. The Company has experienced an increase in mill product orders at increased prices. During the second half of 1994 and through the third quarter of 1995, aerospace customers began to replace inventories that had been depleted below working levels. Additionally, manufacturers of commercial aircraft have forecasted increased build rates for certain aircraft scheduled for delivery in 1996 and later. Because of the long manufacturing lead times, orders for materials, including titanium, would be expected to be placed 12 to 18 months in advance. At the present time, the Company currently anticipates that the increased demand and improved pricing for mill products will continue throughout 1995 and into 1996. The Company has experienced upward pressure on prices for raw materials, including titanium sponge and scrap. The Company, and others, have announced the imposition of surcharges and adjusted prices, where appropriate, to recover these increased costs. As market conditions have improved, the Company has announced general price increases for mill products.

     In an effort to lessen its dependence on the aerospace market and to increase its participation in commercial applications, the Company has devoted significant efforts to developing applications and markets in the energy extraction and chemical process industries. In addition to the contract to produce the world's first all titanium drilling riser for Conoco Norway, which was successfully completed in the first quarter of 1995, the Company has obtained a three year contract to supply all of the titanium pipe casing required by MAGMA Operating Company for a geothermal energy facility. The Company is currently working with other companies to develop and expand opportunities for titanium in the energy field.

     The Company and its partner Permascand AB of Sweden announced on June 30, 1995 a decision to discontinue the operation of Permipipe Titanium AS, their joint venture welded pipe operation in Norway. The facility was designed to produce high-quality welded pipe and related components of titanium primarily for offshore Norwegian oil and gas projects. RMI will service this emerging market from its other manufacturing facilities, and will continue to focus its efforts on energy-related products and markets.

     On September 30, 1995, the Company reached a tentative labor agreement with The United Steelworkers of America Local #2155 which represents production and maintenance workers at the Niles, Ohio production facility. However, the agreement failed a ratification vote and a work stoppage commenced October 2, 1995. On October 7, 1995 the Union ratified the terms of a new three year agreement ending the work stoppage. The terms of the new agreement call for improvements in both wages and benefits. Neither the work stoppage or the provisions of the new labor agreement are expected to have a material adverse effect on the Company's operations or overall financial position.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital amounted to $84.9 million at September 30, 1995 compared to $74.7 million at December 31, 1994.

     For the quarter ended September 30, 1995, the Company's cash flow requirements for capital spending and working capital needs were funded primarily from borrowings under the Company's revolving credit facility and cash from operations.

     On May 3, 1995, the Company reached agreement with the participating banks on the terms of an amendment to the $75 million revolving credit facility. The amendment extends the term of the agreement to March 31, 1997 along with modifying an existing financial covenant for the requirement of a minimum balance of total shareholders' equity, and the imposition of a borrowing base formula. The agreement also provides for payment of increased fees and borrowing rates.

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

     At September 30, 1995, the Company had $62.1 million outstanding under the $75 million revolving credit facility, and $5.0 million under the foreign collateral facility.

     Capital expenditures for the nine months ended September 30, 1995 and 1994 amounted to $1.1 million and $0.2 million, respectively. The Company has budgeted total capital spending for 1995 of $1.3 million compared to total capital spending of $1.0 million in 1994.

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

     At September 30, 1995, the amount accrued for future environment-related costs was $2.4 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.7 million to $6.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    27 Financial Data Schedule

(b) Reports on Form 8-K

    Reports on Form 8-K filed by the Registrant for the quarter ended September 30, 1995.

    None.

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

                                                   RMI TITANIUM COMPANY


                                          --------------------------------------
                                                       (Registrant)

Date: November 10, 1995

                                          By:        /s/ T. G. RUPERT
                                             -------------------------------
                                                       T. G. Rupert
                                             Senior Vice President and Chief
                                                    Financial Officer