Form 10-Q/A
period 1995-06-30
RMI TITANIUM CO
filed 1996-03-05
CIK 854663

                                  Form 10-Q/A
                               Amendment No. 1 to
                                Quarterly Report
                                       on
                                   Form 10-Q
                             for the Quarter ended
                                 June 30, 1995
                                       of
                              RMI TITANIUM COMPANY

     Pursuant to Rule 126-15, promulgated under the Securities Exchange Act of 1934, RMI Titanium Company hereby amends the following Items of its Quarterly Report, so that, as amended, such Items read as set forth herein.

Item 1
Item 2
Item 6, Exhibit 27

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

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

Commission file number 1-10319

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


===============================================================================

                             RMI TITANIUM COMPANY
                                  FORM 10-Q
                         QUARTER ENDED JUNE 30, 1995


                                    INDEX

                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

   Introduction to Financial Statements . . . . . . . . . . . . . . . . .   2

   Consolidated Statement of Operations . . . . . . . . . . . . . . . . .   3

   Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . .   4

   Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . .   5

   Consolidated Statement of Shareholders' Equity . . . . . . . . . . . .   6

   Selected Notes to Financial Statements . . . . . . . . . . . . . . . .   7


Item 2.  Management's Discussion and Analysis
         of Results of Operations and
         Financial Condition  . . . . . . . . . . . . . . . . . . . . . .  10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  14


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                         PART I - FINANCIAL INFORMATION


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

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                        QUARTER ENDED                       SIX MONTHS ENDED
                                                           JUNE 30                               JUNE 30
                                               ------------------------------         -----------------------------
                                                   1995               1994               1995               1994
                                                   ----               ----               ----               ----
 Sales.............................              $ 39,621             $35,337           $ 79,724            $71,697

 Operating costs:
 Cost of sales.....................                43,620              34,644             81,786             70,477

 Selling, general and
   administrative expenses.........                 2,682               2,317              5,088              4,723

 Research, technical and product
   development expenses............                   741                 393              1,149                730
                                                 --------             -------           --------            -------
        Total operating costs......                47,043              37,354             88,023             75,930

 Operating loss....................                (7,422)             (2,017)            (8,299)            (4,233)

 Other income (expense)-net........                (1,739)                (14)            (1,706)                 1

 Interest expense..................                (1,348)               (992)            (2,367)            (1,720)
                                                 --------             -------           --------            -------
 Loss before income taxes
   and cumulative effect of
   change in accounting principle..               (10,509)             (3,023)           (12,372)            (5,952)

 Provision for income taxes........                    --                  --                --                 --
                                                 --------             -------           --------            -------

 Loss before cumulative effect of
   change in accounting principle..               (10,509)             (3,023)           (12,372)            (5,952)

 Cumulative effect of change
   in accounting principle.........                    --                  --                --              (1,202)
                                                 --------             -------           --------            -------

 Net loss..........................              $(10,509)            $(3,023)          $(12,372)           $(7,154)
                                                 ========             =======           ========            =======
 Net loss per common share-(Note 3):
    Before cumulative effect of
    change in accounting principle.              $  (0.69)            $ (2.05)          $  (0.81)           $ (4.04)
    Cumulative effect of change in
    accounting principle...........                    --                  --                --             $ (0.81)
                                                 --------             -------           --------            -------
           Net loss................              $  (0.69)            $ (2.05)          $  (0.81)           $ (4.85)
                                                 ========             =======           ========            =======
    Weighted average shares
    outstanding....................            15,271,561           1,475,285         15,271,561          1,475,168
                                               ==========          ==========         ==========         ==========


             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                              RMI TITANIUM COMPANY
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                                            (UNAUDITED)
                                                                              JUNE 30           DECEMBER 31
                                                                                1995               1994
                                                                           ------------         -----------
 ASSETS
 Current assets:
   Cash and cash equivalents...............................                $     534            $    385
   Receivables - less allowance for doubtful accounts of
     $1,397 and $704.....................................                     31,759              28,846
   Inventories.............................................                   71,553              72,466
   Other current assets....................................                    1,505               1,674
                                                                           ---------            --------
     Total current assets..................................                  105,351             103,371
                                                                           ---------            --------

   Property, plant and equipment, net of accumulated
     depreciation..........................................                   42,229              50,016
   Other noncurrent assets.................................                    6,727               7,423
                                                                           ---------            --------
      Total assets.........................................                $ 154,307            $160,810
                                                                           =========            ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Current portion of long-term debt......................                $     120            $    120
    Accounts payable.......................................                    9,721              17,832
    Accrued wages and other employee costs.................                    8,519               7,238
    Other accrued liabilities..............................                    7,046               3,487
                                                                           ---------            --------
      Total current liabilities............................                   25,406              28,677
 Long-term debt............................................                   63,880              54,740
 Accrued postretirement benefit cost.......................                   17,286              17,286
 Noncurrent pension liabilities............................                   15,501              15,501
 Other noncurrent liabilities..............................                    2,010               2,010
                                                                           ---------            --------
      Total liabilities....................................                  124,083             118,214
                                                                           ---------            --------
 Contingencies (see Note 5)................................
 Shareholders' equity:
   Preferred Stock, no par value; 5,000,000 shares
    authorized; no shares outstanding......................                       --                  --
   Common Stock, $0.01 par value, 30,000,000 shares
    authorized; 15,838,661 shares issued (Note 3)..........                      158                 158

   Additional paid-in capital..............................                  151,058             151,058
   Retained deficit........................................                 (111,290)            (98,918)
   Minimum pension liability adjustment....................                   (6,633)             (6,633)
   Treasury Common Stock at cost 567,100 shares............                   (3,069)             (3,069)
                                                                           ---------            --------
 Total shareholders' equity................................                   30,224              42,596
                                                                           ---------            --------
      Total liabilities and shareholders' equity...........                $ 154,307            $160,810
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

                             RMI TITANIUM COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30
                                                                                  ------------------
                                                                                1995                1994
                                                                                ----                ----
 CASH PROVIDED FROM (USED IN)
 OPERATIONS:

 Net loss...................................................                   $(12,372)           $ (7,154)

 Adjustment for items not affecting funds from operations:

   Depreciation.............................................                      3,216               3,117
   Change in accounting principle...........................                      5,031               1,202
   Write-down of joint venture investment...................                      1,901                  --
   Compensation expense for stock appreciation rights.......                      2,007                  --
   Other-net................................................                        432               1,021
                                                                               --------            --------
                                                                                    215              (1,814)
                                                                               --------            --------
 CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
 Receivables................................................                     (3,345)              3,219
 Inventories................................................                        913              (4,720)
 Accounts payable...........................................                     (8,111)              3,585
 Other current liabilities..................................                      2,833                (568)
 Other assets...............................................                     (1,139)               (750)
 Other-net..................................................                         --                  83
                                                                               --------            --------
                                                                                 (8,849)                849
       Cash used in operating activities....................                     (8,634)               (965)
                                                                               --------            --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of facilities.........................                        128                  59
   Capital expenditures.....................................                       (485)               (241)
   Investment in joint venture..............................                         --                (172)
                                                                               --------            --------
       Cash used in investing activities....................                       (357)               (354)
                                                                               --------            --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit agreements.......................                      9,200               1,400
   Debt repayments..........................................                        (60)                (60)
                                                                               --------            --------
   Cash provided from financing activities..................                      9,140               1,340
                                                                               --------            --------
 INCREASE IN CASH AND CASH EQUIVALENTS......................                        149                  21
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........                   $    385            $    293
                                                                               --------            --------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD.................                   $    534            $    314
                                                                               ========            ========
 SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest (net of amounts capitalized)......                   $  2,223            $  1,681
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

                              RMI TITANIUM COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                                                     MINIMUM
                                                                               ADD'TL.      RETAINED     TREASURY    PENSION
                                          SHARES     COMMON      DEFERRED      PAID-IN      EARNINGS      COMMON    LIABILITY
                                       OUTSTANDING   STOCK     COMPENSATION    CAPITAL     (DEFICIT)       STOCK    ADJUSTMENT
                                       -----------   ------    ------------    -------     ---------     --------   ----------
 Balance at December 31, 1993......    14,750,459    $ 153        $(205)      $124,578    $ (86,154)     $(2,991)     $(7,520)

 Compensation expense recognized...            --       --          205             --           --           --           --

 One-for-ten reverse stock split
   effective March 31, 1994
   (Note 3)........................   (13,275,414)    (138)          --            138           --           --           --

 Shares issued as result of
   Rights Offering (Note 3)........    13,775,057      143           --         26,279           --           --           --

 Shares issued in lieu of
   Directors' compensation.........        25,783       --           --             59           --           --           --

 Treasury Common Stock
   purchased at cost...............        (4,564)      --           --             --           --          (78)          --

 Shares issued for Restricted
   Stock Award Plans...............           240       --           --              4           --           --           --

 Net loss..........................            --       --           --             --      (12,764)          --           --

 Excess minimum pension liability..            --       --           --             --           --           --          887
                                       ----------    -----        -----       --------    ---------      -------      -------
 Balance at December 31, 1994......    15,271,561    $ 158        $  --       $151,058    $ (98,918)     $(3,069)     $(6,633)

 Net loss..........................            --       --           --             --      (12,372)          --           --
                                       ----------    -----        -----       --------    ---------      -------      -------
 Balance at June 30, 1995..........    15,271,561    $ 158        $  --       $151,058    $(111,290)     $(3,069)     $(6,633)
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

NOTE 4 - NEW ACCOUNTING STANDARDS

     During the second quarter of 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new standard requires that certain long-lived and intangible assets be written down to fair value whenever an impairment review indicates that the carrying value of the asset cannot be recovered.

     Adoption of SFAS No. 121 resulted in an impairment charge included in operating costs of $5.0 million. The impaired asset related to design and engineering work for a proposed titanium tetrachloride facility. This asset was impaired due to recent market developments, the conclusion of certain joint venture negotiations and the determination that such a facility will not likely be constructed in the near future. The asset carrying value has been reduced from $5.0 million to a nominal amount reflecting a fair value determination under SFAS No. 121 versus a determination of ultimate net realizable value under the Company's previous impairment approach.

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

GROSS PROFIT

     Gross margin amounted to a loss of $4.0 million for the quarter ended June 30, 1995 compared to a profit of $0.7 million for the comparable 1994 period. Gross margin for the six months ended June 30, 1995 amounted to a loss of $2.1 million compared to $1.2 million in the comparable period of 1994. Gross profit for each of the three and six months periods in 1995 were adversely affected by a $5.0 million charge resulting from the adoption of SFAS No. 121 and approximately $1.1 million of compensation expense related to stock appreciation rights. These charges were partially offset by increased volume and prices for titanium mill products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $2.7 million in the quarter ended June 30, 1995 compared to $2.3 million in the second of quarter 1994. Selling, general and administrative expenses for the six months ended June 30, 1995 amounted to $5.1 million compared to $4.7 million in the comparable 1994 period. Research, technical and product development expenses amounted to $0.7 million in the second quarter of 1995 compared to $0.4 million in the second quarter of 1994. Research, technical and product development expenses for the first six months of 1995 amounted to $1.1 million compared to $0.7 million in the first six months of 1994. Selling, general and administrative expenses together with research, technical and product development expenses for the three and six month periods ended June 30, 1995 reflect $0.9 million of compensation expense for stock appreciation rights in connection with the Company's stock option incentive plan.

OPERATING LOSS

     The operating loss for the three months ended June 30, 1995 and 1994 amounted to $7.4 million and $2.0 million respectively. The operating loss for the six months ended June 30, 1995 amounted to $8.3 million compared to $4.2 million in the comparable period of 1994. The operating loss in both the three and six months ended June 30, 1995 were adversely effected by a $5.0 million charge resulting from the adoption of SFAS No. 121 and the operating loss and by $2.0 million of compensation expense related to stock appreciation rights.

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

NET LOSS

     The net loss for the quarter ended June 30, 1995 amounted to $10.5 million compared to a net loss of $3.0 million in the comparable 1994 period. The net loss for the first six months of 1995 amounted to $12.4 million compared to $7.2 in the first six months of 1994. The loss for the quarter ended June 30, 1995 reflects a $5.0 million charge resulting from the adoption of SFAS No. 121, $2.0 million charge for stock appreciation rights as well as a $1.9 million impairment of the Company's investment in Permipipe Titanium AS. The net loss for the six months ended June 30, 1994 includes the cumulative effect of adopting SFAS No. 112.

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


                                           RMI TITANIUM COMPANY
                                           --------------------
                                              (Registrant)


Date:  March 5, 1996                       By:  /s/ T. G. RUPERT
                                                -------------------------
                                                T. G. Rupert
                                                Senior Vice President and
                                                Chief Financial Officer