Form 10-Q/A
period 1995-09-30
RMI TITANIUM CO
filed 1996-03-05
CIK 854663

                                  Form 10-Q/A
                               Amendment No. 1 to
                                Quarterly Report
                                       on
                                   Form 10-Q
                             for the Quarter ended
                               September 30, 1995
                                       of
                              RMI TITANIUM COMPANY

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

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
                               ---------------------    ---------------------
Commission file number 1-10319

                              RMI TITANIUM COMPANY
             (Exact name of registrant as specified in its charter)

                 OHIO                                       31-0875005
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

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                    QUARTER ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30               SEPTEMBER 30
                                                 --------------------      ----------------------
                                                  1995         1994          1995          1994
                                                 -------      -------      --------      --------
Sales.......................................     $42,912      $32,842      $122,636      $104,539
Operating costs:
Cost of sales...............................      40,022       31,846       121,808       102,323
Selling, general and administrative
  expenses..................................       2,407        2,479         7,495         7,202
Research, technical and product development
  expenses..................................         284          501         1,433         1,231
                                                 -------      -------      --------      --------
     Total operating costs..................      42,713       34,826       130,736       110,756
Operating profit (loss).....................         199       (1,984)       (8,100)       (6,217)
Other income (expense)-net..................          66         (121)       (1,640)         (120)
Interest expense............................      (1,232)        (675)       (3,599)       (2,395)
                                                 -------      -------      --------      --------
Loss before income taxes and cumulative
  effect of change in accounting
  principle.................................        (967)      (2,780)      (13,339)       (8,732)
Provision for income taxes..................          --           --            --            --
                                                 -------      -------      --------      --------
Loss before cumulative effect of change in
  accounting principle......................        (967)      (2,780)      (13,339)       (8,732)
Cumulative effect of change in accounting
  principle.................................          --           --            --        (1,202)
                                                 -------      -------      --------      --------
Net loss....................................     $  (967)     $(2,780)     $(13,339)     $ (9,934)
                                                 =======      =======      ========      ========
Net loss per common share-(Note 3):
     Before cumulative effect of change in
       accounting principle.................     $ (0.06)     $  (.21)     $  (0.87)     $  (1.59)
     Cumulative effect of change in
       accounting principle.................          --           --            --      $  (0.22)
                                                 -------      -------      --------      --------
          Net loss..........................     $ (0.06)     $  (.21)     $  (0.87)     $  (1.81)
                                                 -------      -------      --------      --------
     Weighted average shares outstanding....  15,322,209   13,387,546    15,288,827     5,488,124
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

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------      -------
CASH PROVIDED FROM (USED IN) OPERATIONS:
Net loss..............................................................   $(13,339)     $(9,934)
Adjustment for items not affecting funds from operations:
     Depreciation.....................................................      4,826        4,676
     Change in accounting principle...................................      5,031        1,202
     Write-down of joint venture investment...........................      1,901           --
     Compensation expense for stock appreciation rights...............      1,465           --
     Other--net.......................................................        649        1,737
                                                                         --------      -------
                                                                              533       (2,319)
                                                                         --------      -------
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables...........................................................    (10,647)      (2,375)
Inventories...........................................................      1,117      (10,314)
Accounts payable......................................................     (4,369)       4,486
Other current liabilities.............................................      2,837         (526)
Other assets..........................................................     (1,061)        (136)
                                                                         --------      -------
                                                                          (12,123)      (8,865)
                                                                         --------      -------
          Cash used in operating activities...........................    (11,590)     (11,184)
                                                                         --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of facilities.................................        130          118
     Capital expenditures.............................................     (1,139)        (281)
     Investment in joint venture......................................         --         (172)
                                                                         --------      -------
          Cash used in investing activities...........................     (1,009)        (335)
                                                                         --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of Common Stock.......................         --       26,422
     Borrowings under credit agreements...............................     13,300       12,650
     Debt repayments..................................................        (90)     (27,640)
     Common stock repurchased.........................................         --          (78)
                                                                         --------      -------
     Cash provided from financing activities..........................     13,210       11,354
                                                                         --------      -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................        611         (165)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................   $    385      $   293
                                                                         --------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................   $    996      $   128
                                                                         ========      =======
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest (net of amounts capitalized)..............   $  3,350      $ 2,433
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

GROSS PROFIT

     Gross profit amounted to $2.9 million for the quarter ended September 30, 1995 compared to a gross profit of $1.0 million for the comparable 1994 period. Gross profit for the nine months ended September 30, 1995 amounted to $.8 million compared to $2.2 million in the comparable period of 1994. Gross profit improvement for the three months ended September 30, 1995 resulted primarily from the increased volume and prices for titanium mill products partially offset by decreased profits from the DOE remediation and restoration contract, and reduced activity from long-term contracts. Gross profit for the nine months ended September 30, 1995 was adversely affected by a $5.0 million charge resulting from the adoption of SFAS No. 121 and approximately $.8 million of compensation expense related to stock appreciation rights.

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

OPERATING LOSS

     The operating profit for the three months ended September 30, 1995 was $0.2 million compared to an operating loss of $2.0 million in the third quarter of 1994. The operating loss for the nine months ended September 30, 1995 was $8.1 million compared to $6.2 million in the comparable period of 1994. The operating loss in the nine months ended September 30, 1995 was adversely effected by the $5.0 million charge resulting from the adoption of SFAS No. 121 and $1.4 million of compensation expense related to stock appreciation rights.

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

NET LOSS

     The net loss for the quarter ended September 30, 1995 amounted to $1.0 million compared to a net loss of $2.8 million in the comparable 1994 period. The net loss for the first nine months of 1995 amounted to $13.3 million compared to $9.9 in the first nine months of 1994. The loss for the nine months ended September 30, 1995 reflects the $5.0 million charge resulting from the adoption of SFAS No. 121, $1.4 million charge for stock appreciation rights, a $1.9 million charge for impairment of the Company's investment in Permipipe Titanium AS. The net loss for the nine months ended September 30, 1994 includes the cumulative effect of adopting SFAS No. 112.

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

Date: March 5, 1996

                                          By:        /s/ T. G. RUPERT
                                             -------------------------------
                                                       T. G. Rupert
                                             Senior Vice President and Chief
                                                    Financial Officer