Form 10-K
period 1995-12-31
RMI TITANIUM CO
filed 1996-03-27
CIK 854663

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required] for the fiscal year ended December 31, 1995 or

[    ]  Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [no fee required] for the transition period from to

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 330-544-7700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                       ON WHICH REGISTERED
Common Stock, Par Value $0.01 Per Share           New York Stock Exchange

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996: $52,526,481. The amount shown is based on the closing price of the registrant's common stock on the New York Stock Exchange on that date. Shares of common stock known by the registrant to be beneficially owned by officers or directors of the registrant or persons who have filed a report on Schedule 13D or 13G are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

Number of shares of common stock outstanding at March 1, 1996: 15,421,325

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Selected Portions of the 1996 Proxy Statement--Part III of this Report.

===============================================================================

                              RMI TITANIUM COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

     As used in this report, the terms "RMI", "Company", and "Registrant" mean RMI Titanium Company, its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Unless otherwise indicated all information in this report has been adjusted to give effect to RMI's one-for-ten reverse split of Common Stock on March 31, 1994.

                            ------------------------

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
                                            PART I
Item 1.    Business.....................................................................     1
Item 2.    Properties...................................................................     8
Item 3.    Legal Proceedings............................................................     8
Item 4.    Submission of Matters to a Vote of Security Holders..........................    10

                                            PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters....    11
Item 6.    Selected Financial Data......................................................    12
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................    12
Item 8.    Financial Statements and Supplementary Data..................................    19
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................................    37

                                           PART III
Item 10.   Directors and Executive Officers of the Registrant...........................    37
Item 11.   Executive Compensation.......................................................    37
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............    37
Item 13.   Certain Relationships and Related Transactions...............................    37

                                            PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............    37
Signatures..............................................................................    38
Index to Exhibits.......................................................................    39

                                     PART 1

ITEM 1. BUSINESS

THE COMPANY

     The Company is a leading U.S. producer of titanium mill and fabricated products for the global market. The Company's mill products are processed by RMI's customers to provide products for use in the aerospace industry and other industrial markets, including, most recently, golf club manufacturing. The Company's fabricated products are used primarily in the aerospace, oil and gas, geothermal energy production and chemical process industries as well as for a number of other industrial applications. The Company also provides fabrication and conversion services for other titanium and specialty metals producers.

     The Company, originally incorporated in Ohio in 1975, is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's Common Stock, par value $.01 per share ("Common Stock") (the "Reorganization"). Quantum sold its shares of Common Stock to the public while USX retained ownership of its shares. At December 31, 1995, USX owned approximately 51% of the outstanding Common Stock.

INDUSTRY OVERVIEW

     Titanium is one of the newest industrial metals. Its physical characteristics include high strength-to-weight ratio, high temperature performance and superior corrosion and erosion resistance. The first major commercial application of titanium occurred in the early 1950's when it was used as a component in aircraft gas turbine engines. Subsequent applications were developed to use the material in other aerospace component parts and in airframe construction.

     Historically, a majority of the U.S. titanium industry's output has been used in aerospace applications. In recent years, increased quantities of the industry's output have been used in nonaerospace applications. Based on data published by the U.S. Bureau of Mines, in 1995 more than 35% of the total U.S. market shipments, including exports, were made to nonaerospace markets, including the oil and gas, geothermal energy production and chemical process industries and golf club manufacturing.

     Aerospace demand originates from two sectors: commercial and military. Since 1987, commercial aerospace has become the dominant factor in titanium demand. The commercial aerospace sector is expected to continue to dominate the demand for titanium as a result of the expected growth of worldwide airline traffic and the need to repair and replace aging commercial airline fleets and continuing depressed military aerospace markets.

     The cyclical nature of the aerospace industry has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. Over the past 19 years, U.S. titanium mill product shipments registered cyclical peaks of 54 million pounds in 1980 and 55 million pounds in 1989. Beginning in 1991, the industry experienced a dramatic downturn in demand for mill products. Domestic industry shipments fell from 53 million pounds in 1990 to 34 million pounds in 1991, a decrease of 35%, the largest single one year decrease in the history of the industry. Domestic industry shipments only recovered modestly during the years 1991 through 1994. This most recent decline in industry shipments reflected a sharp decline in military aerospace demand, which continues to the present, and a decline in commercial aircraft build rates due in part to significant financial losses suffered by commercial airline carriers. Average realized mill product selling prices also deteriorated throughout this period reaching lows during the years 1993 and 1994 that were approximately 30% below 1990.

     The following table highlights the cyclical nature of the titanium industry by setting forth the total pounds of U.S. mill products shipped during the years 1977 through 1995 and the Company's shipments and average mill product prices during such period.

     Although military aerospace markets remain depressed, commercial aerospace markets have shown a recent increase in demand. In 1995, most major U.S. commercial airline carriers reported stronger operating profits, and in the second half of 1995 the commercial aerospace industry began to restore depleted inventories of titanium mill products and aircraft manufacturers began to increase build rates. RMI estimates, based on U.S. Bureau of Mines data, that domestic industry mill product shipments to the commercial aerospace market in 1995 were approximately 20 million pounds, an increase of approximately 18% compared to 1994. RMI further estimates, based on U.S. Bureau of Mines data, that total industry shipments in 1995 were approximately 43 million pounds, an increase of 26% compared to 1994.

PRODUCTS AND MARKETS

     The Company operates on a single business segment: Titanium Mill Products and Fabricated Products and Other Services. Titanium mill products consist of products such as ingot, slab, bloom, billet, bar, plate, sheet, strip and welded tube. Fabricated products include pipe, engineered tubular products, hot-formed and superplastically formed parts for aerospace applications, cut shapes and titanium metal powders. Other services include conversion and fabrication services for other titanium and specialty metal producers and project management. In addition, the Company acts as contractor for the U.S. Department of Energy ("DOE") for the remediation and restoration of the Company's closed facilities in Ashtabula, Ohio.

     The amount of the Company's consolidated sales and the percentage of consolidated sales represented by each class of product during the five years ended December 31, 1995 were as follows:

                                                                       SALES
                                                              YEAR ENDED DECEMBER 31,
                             -----------------------------------------------------------------------------------------
                                 1995               1994               1993               1992               1991
                             -------------      -------------      -------------      -------------      -------------
                                                               (Dollars in Millions)
Mill products.............   $138.1     81%     $103.8     72%     $ 96.5     76%     $110.5     81%     $128.8     78%
Fabricated products and
  other services..........     26.9     16        31.1     22        20.5     16        16.7     13        17.3     10
Other(1)..................      6.2      3         8.5      6        10.4      8         5.8      4         6.3      4
Discontinued
  products(2).............       --     --          --     --          --     --         2.6      2        13.2      8
                             ------    ---      ------    ---      ------    ---      ------    ---      ------    ---
  Total...................   $171.2    100%     $143.4    100%     $127.4    100%     $135.6    100%     $165.6    100%
                             ======    ====     ======    ====     ======    ====     ======    ====     ======    ====

---------

(1) Includes DOE remediation and restoration contract.

(2) Discontinued products includes titanium sponge, sodium chloride, sodium hypochlorite and metallic sodium, which are no longer manufactured by the Company.

  MILL PRODUCTS

     The Company produces a full range of titanium mill products which are used in both the aerospace and nonaerospace markets.

     Aerospace. Mill product sales to the commercial and military aerospace industries accounted for approximately 64% and 11%, respectively, of RMI's 1995 mill product sales compared to approximately 50% and 13% of RMI's 1994 mill product sales. The Company's products are certified and approved for use by all major domestic and most international manufacturers of commercial and military aircraft and jet engines. Products such as sheet, plate, strip, bar, billet and ingot are utilized in aircraft bulkheads, tail sections, wing supports and carry-through structures and various engine components including rotor blades, vanes, discs, rings and engine cases.

     As of December 31, 1995, the leading manufacturers of commercial aircraft, Boeing Company, McDonnell Douglas Corporation and Airbus Industrie, reported an aggregate of approximately 1,869 planes under firm order and deliverable over the next five years. The comparable backlogs as of December 31, 1994 and 1993 were 1,742 planes and 2,025 planes, respectively. Included in this backlog for 1995 are 230 firm orders for the new Boeing 777 wide-body aircraft, which requires more titanium than any other commercial aircraft. Deliveries of commercial aircraft by these three manufacturers totaled 380 in 1995, 432 in 1994, and 546 in 1993. Because it typically takes from 12 to 18 months from placement of an order until delivery of a commercial aircraft, realized delivery rates generally lag behind announced backlog estimates. In addition, changing economic conditions and instability in the domestic commercial airline industry may cause manufacturers to re-evaluate aircraft orders and options, thus affecting realized aircraft delivery rates.

     Nonaerospace. Principal nonaerospace mill products include commercially pure (unalloyed) strip, welded tube and plate used for oil and gas and geothermal energy production industries, chemical processing and pulp and paper equipment. Bar is sold for the production of medical implants and high-performance automotive engine parts. The Company is also a leading supplier of commercially pure titanium plate and strip, which offers superior corrosion resistance and ductility for critical forming and metal expansion required in applications such as heat exchangers and anodes for the chlorine industry. Nonaerospace sales accounted for approximately 25% of the Company's mill product sales in 1995 and 37% of such sales in 1994. Since the Company's entry into strip production in 1984 and tube production in 1986, sales of these two products have grown to a majority of the Company's total nonaerospace mill product sales.

     The use of titanium in golf club heads emerged in 1995 as an important nonaerospace product application for the titanium industry. Titanium was first used in golf club manufacturing in the U.S. in 1988, and management believes the market grew in 1995 to approximately 3.5 million pounds, or approximately 9%, of U.S. industry mill product shipments. While titanium golf clubs have been used in Japan for over six years, with titanium woods currently commanding approximately 60% of the Japanese market, they have only recently gained significant popularity in the U.S. market. Titanium golf clubs have developed as the latest of several technological innovations in the golf industry in the last 25 years.

     Titanium has become a desirable material for golf clubs due to its superior strength-to-weight ratio as compared to steel. This characteristic allows club manufacturers to create a larger club head without increasing the weight of the club and to distribute weight more strategically around the club while maintaining the club's structural integrity. Titanium also has a higher elastic deformation than steel, providing optimal energy transfer at impact with the ball and improved carry and distance. Titanium clubs have attracted the attention of Professional Golf Association ("PGA"), Ladies PGA and Senior PGA tour members, many of whom now use a titanium driver.

     Almost every major golf club manufacturer, including Callaway, Cleveland, Cobra, Lynx, Taylor Made, Titleist and Tommy Armour, is currently marketing a titanium driver, and several of the major manufacturers are using titanium in club heads for other clubs, including woods, irons and putters. Certain golf club manufacturing companies have introduced full sets of titanium golf clubs. A number of golf club head casting companies have announced expansions of their golf club head production facilities.

  FABRICATED PRODUCTS AND OTHER SERVICES

     Fabricated products include pipe, engineered tubular products for the oil and gas and geothermal energy production industries, hot-formed and superplastically formed parts and cut shapes for aerospace applications and titanium metal powders. Titanium powders are used for alloy additions, superconductors, grain refinement of other metals and titanium powder metal parts. Other services include conversion and fabrication services for other titanium and specialty metals producers and project management.

     The Company has devoted significant resources to develop new applications and markets for titanium in the oil and gas and geothermal energy production industries. During 1995, the Company completed shipment of the world's first high-pressure titanium drilling riser for use in the Conoco Heidrun project located in the Norwegian sector of the North Sea (one of the world's largest floating, deep-water oil and gas production platforms). During 1995, the Company was awarded a contract, valued in excess of $3 million, to supply titanium stress joints for use in the Oryx Energy Neptune Production Riser System in the Gulf of Mexico.

     In late 1994, the Company was awarded a three-year contract to supply all of the seamless titanium pipe required for a number of geothermal energy production facilities located in the Imperial Valley of California. The initial order under the contract is valued in excess of $7 million. Deliveries commenced in late 1995 and are continuing in 1996. The Company expects to receive a second order to be produced and shipped during 1996 and 1997.

     The Company continues to work closely with several oil companies and engineering concerns to develop other titanium projects or applications in the oil and gas and geothermal energy production industries. RMI has entered into several cooperative ventures to encourage and develop titanium products for use in the oil and gas industry. For example, in January 1995, the Company entered into an agreement with Stolt Comex Seaway SA ("Stolt Comex"), a Norwegian-based diversified contractor to the offshore oil and gas industry, to combine RMI's and Stolt Comex's expertise to market, engineer, fabricate and install titanium production risers, flow lines and other titanium subsea systems. Pursuant to this agreement, the parties have entered into discussions to form a joint venture if a commercial market for such subsea systems is proven to exist. In addition, in February 1996, the Company, Stolt Comex and Kvaerner Oilfield Products Ltd., a Norwegian engineering concern, entered into an agreement pursuant to which the parties agreed to submit joint bids for titanium riser systems.

  OTHER

     The Company has a long-term agreement with the DOE covering the remediation and restoration of the Company's closed facilities in Ashtabula, Ohio, for which the DOE is responsible as a result of work performed there by the Company for the U.S. government. The Company is serving as the prime contractor during the remediation and restoration period. Revenues will vary year-to-year depending on DOE funding. In

1995, the Company recognized $6.2 million in such revenues compared to $8.5 million in 1994 and $10.4 million in 1993. As the prime contractor, the Company provides management services necessary to complete assessment, clean-up and remediation activities.

EXPORTS

     Most of the Company's exports, with the exception of the drilling riser discussed above under "Products and Markets--Fabricated Products and Other Services," have consisted of titanium mill products used in aerospace markets. Other exports include slab, commercially pure strip, plate and welded tubing used in nonaerospace markets. The Company's export sales in 1995 were approximately $30.1 million. Such sales were made primarily to the European market, where the Company believes it is a leader in supplying alloy flat-rolled titanium mill products as well as rotating-quality billet. The Company's export sales were $39.8 million and $24.2 million in 1994 and 1993, respectively. Export sales in 1994 and 1993 include revenues recognized in connection with the titanium drilling riser contract.

     As a leading supplier of alloy flat-rolled titanium mill products to the European market, the Company has worked through its distributors to secure contracts to furnish mill products to the major European aerospace manufacturers. As a result, the Company has significant export sales to customers in France, the United Kingdom and Germany. In order to enhance its presence in the European market, in 1992 the Company acquired a 40% ownership interest in its French distributor, Reamet, SA. In addition, the Company has expanded its operations in the United Kingdom to include a distribution and service center facility in Birmingham, England. Operations at the facility commenced during the second quarter of 1995. Recently, the Company became a qualified supplier to Rolls Royce Plc and received an order to supply material from the Birmingham facility for use in fan blades and other critical rotating parts in Rolls Royce's family of jet engines.

CONVERSION

     The Company utilizes third-party converters to melt and/or finish approximately 35% of its mill products. The use of these converters raises the Company's effective processing capacity. Certain mill products, such as hot band and cold rolled strip and oversized plate, are produced entirely by such converters using semi-finished titanium mill products supplied by the Company. The Company, however, is responsible for inspecting and delivering these products to customers. The Company maintains long-term relationships with many of these conversion companies.

BACKLOG

     For a discussion of order backlog, see "Managements Discussion and Analysis of Financial Condition and Results of Operations."

RAW MATERIALS

     The principal raw materials used in the production of titanium mill products are titanium sponge, a porous metallic material; titanium scrap; and alloying agents. RMI acquires its raw materials from a number of suppliers, both domestic and foreign, under long-term contracts and other negotiated transactions. In 1995, the Company purchased approximately 14 million pounds of titanium sponge. Requirements for sponge vary based upon product mix and the level of scrap usage.

     Following the closure of its sponge production facilities in 1992, the Company began purchasing its titanium sponge from outside sources. The Company has entered into two long-term sponge supply arrangements, each with pricing below the cost of sponge which was produced at the Company's own facilities prior to their closure. In addition, the Company has supplemented its metal requirements with additional sponge and raw material purchases, including titanium scrap, from other U.S. and foreign suppliers.

     One of the sponge contracts, which is with a competitor, permits the Company to purchase up to seven million pounds per year at specified prices per pound during 1996, depending on the volume of sponge purchased, and thereafter through 2003 at the Company's option at either market price (but not below the supplier's cost) or the price in effect under the contract for 1996 plus adjustments for changes in the supplier's costs. The other contract, which is with a Japanese supplier, permits the Company to purchase up to four million pounds of sponge per year through 1999, either at market price or a 1994 base price plus changes in the supplier's costs. In addition, this contract permits the Company to purchase up to an additional two million pounds of sponge at negotiated prices. This contract is subject to renegotiation or termination under certain circumstances. The Company purchases the balance of its sponge requirements pursuant to short-term agreements or at negotiated prices. Prices for the Company's 1996 requirements have already been set under these contracts and other short-term arrangements. In addition, RMI has negotiated at firm prices approximately one-third of its anticipated sponge requirements for customer orders scheduled for delivery in 1997.

     The Company purchases titanium tetrachloride, the primary raw material used in the manufacture of titanium sponge, from SCM Chemicals, Inc. pursuant to a long-term supply agreement expiring in 2003. Titanium tetrachloride is shipped to one of the Company's long-term sponge suppliers where it is used in providing sponge for the Company.

     The Company believes it has adequate sources for titanium sponge, scrap, alloying agents and other raw materials.

COMPETITION AND OTHER MARKET FACTORS

     The titanium metals industry is highly competitive on a worldwide basis. Competition is primarily on the basis of price, quality and timely delivery. Titanium also competes with other metals such as stainless steel and nickel based corrosion resistant alloys. A metal manufacturing company with rolling and finishing facilities could participate in the mill product segment of the titanium industry. However, entry into the titanium industry as an integrated producer would require a significant investment of capital and extensive technical expertise.

     Producers of titanium mill products are located primarily in the U.S., Japan, the former Soviet Union, Europe and China. Following closure of the Company's sponge facilities in 1992, Oregon Metallurgical Corporation (Oremet) and Titanium Metals Corporation of America (Timet) are the two remaining U.S. integrated producers that produce their own sponge. There are also a small number of domestic nonintegrated producers that, along with the Company, produce mill products from purchased sponge, scrap or ingot. The Company does not believe, however, that any of its nonintegrated U.S. competitors produce as full a line of mill products as does RMI.

     Imports of titanium mill products from countries that receive the most-favored-nation ("MFN") tariff rate are subject to a 15% tariff. The tariff rate applicable to imports from countries that do not receive MFN treatment is 45%. Japanese producers, which benefit from MFN treatment, participate significantly in the European market, but historically have not been a major factor in the U.S. mill products market. The United States currently does not grant MFN treatment to imports, including titanium mill product imports, from the former Soviet Union countries, except Russia. In 1995, a Russian producer began to participate in the U.S. market for titanium mill products. This titanium producer has the largest rated capacity in the world (although management believes practical capacity is substantially less) and could materially affect competition if its exports of titanium mill products were to increase significantly.

MARKETING AND DISTRIBUTION

     RMI markets its titanium mill products and related products and services worldwide. Approximately 80% of the Company's consolidated sales are made through its own sales force and the balance through independent distributors. RMI's domestic sales force has offices in Niles, Ohio; Houston, Texas; Brea, California; Washington, Missouri; and Salt Lake City, Utah. Technical marketing personnel are available to service these offices and to assist in new product applications and development. In addition, the Company's Customer Technical Service and Research and Development Departments, both located in Niles, Ohio, provide extensive customer support.

     In the U.S., RMI has expanded its market share by establishing relationships with several specialized distributors that allow for a targeted marketing approach to large customers that require a full-service distribution supply. RMI also provides a direct distribution service on cut-to-size parts out of its TRADCO, Inc. subsidiary in Washington, Missouri.

     Internationally, RMI maintains a sales office and distribution warehouse in Birmingham, England. In December 1992, the Company completed an acquisition of a 40% ownership interest in its French distributor, Reamet, SA. The Company also has independent distributors covering The Netherlands, Italy, Israel, Norway, Spain, Sweden, Brazil, Belgium, Germany, Switzerland, Korea, Philippines, Taiwan, South Africa, India and Australia.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT

     The Company conducts research, technical and product development activities at facilities in Niles, Ohio. The principal goals of the Company's research program are maintaining technical expertise in the production of titanium mill and fabricated products and providing technical support in the development of new markets and products. In addition to the Company's own funding, certain major customers have assisted in funding the Company's development of specific titanium applications. Research, technical and product development costs totaled $3.4 million in 1995, $3.3 million in 1994 and $2.4 million in 1993. Customer assisted funding, which is treated as a reduction of research and development spending, reduced the Company's portion of research and development expense to $1.8 million in 1995 and $1.5 million in each of 1994 and 1993.

     The Company has research laboratories in Niles with melting, metal processing and metal testing facilities and a corrosion laboratory for support of nonaerospace markets.

PATENTS AND TRADEMARKS

     The Company possesses a substantial body of technical know-how and trade secrets and owns a number of U.S. patents applicable primarily to product formulations and uses. The Company considers its know-how, trade secrets and patents important to conduct its business, although no individual item is considered to be material to the Company's current business.

EMPLOYEES

     As of December 31, 1995, the Company and its subsidiaries employed 844 persons, 180 of whom were classified as administrative and sales personnel. At December 31, 1995, approximately 62 of the 844 employees were directly involved with the DOE remediation and restoration contract at the Company's now closed facilities in Ashtabula, Ohio.

     The United Steelworkers of America ("USWA") represents approximately 440 of the hourly and clerical and technical employees at the Company's plant in Niles, Ohio and the hourly employees at the closed facilities in Ashtabula, Ohio. Other than six hourly workers at the Ashtabula facilities, who are represented by the Oil, Chemical and Atomic Workers Union, the Company's other employees are not represented by a union. In October 1995, following a five day work stoppage, a three-year labor agreement was reached with the USWA represented employees at Niles. The hourly employees at the facilities in Ashtabula agreed to a five-year contract on January 15, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of the Company together with their ages, as of December 31, 1995, and titles.

                NAME                   AGE                          TITLE
-------------------------------------  ---     -----------------------------------------------
L. Frederick Gieg, Jr................  64      President and Chief Executive Officer
John H. Odle.........................  53      Senior Vice President -- Commercial
Timothy G. Rupert....................  49      Senior Vice President and Chief Financial
                                               Officer

     Mr. Gieg has been a director and President and Chief Executive Officer of the Company since 1990 and was President and Chief Executive Officer of its predecessor since September 1, 1982. Previously, Mr. Gieg had been Vice President and General Manager of the Western Steel Division of what is now the U.S. Steel Group of USX. He began his career with USX in June 1953.

     Mr. Odle has been Senior Vice President--Commercial of RMI and its predecessor since 1989 and served as Vice President-Commercial from 1978 until 1989. Prior to that, Mr. Odle served as General Manager-Sales. He began his career as a commercial management trainee in 1964 with USX.

     Mr. Rupert was appointed Senior Vice President and Chief Financial Officer in March 1994 and had served as Vice President and Chief Financial Officer since September 1991. Prior to joining RMI, Mr. Rupert was employed by USX for 23 years in various accounting and finance positions.

ITEM 2. PROPERTIES

     The Company has over 728,000 square feet of manufacturing facilities exclusive of office space, located primarily in Niles, Ohio. The Company's principal manufacturing plants, the principal products produced at such plants and their aggregate capacities are set forth below.

                            MANUFACTURING FACILITIES

                                                                       ANNUAL RATED     ANNUAL PRACTICAL
        LOCATION                           PRODUCT                       CAPACITY         CAPACITY(1)
------------------------   ----------------------------------------   --------------    ----------------
Niles, Ohio                Ingot (Million Pounds)..................          36                 30
Niles, Ohio                Mill Products (Million Pounds)..........          22                 20
Hermitage, Pennsylvania    Tube (Thousand Pounds)..................         780                780
Washington and             Hot-Formed and Superplastically-Formed
  Sullivan Missouri          Components (Thousand Press Hours).....          21                 21
Salt Lake City, Utah       Powders (Million Pounds)................         1.5                1.5

---------
(1) Practical capacity is based on current product mix and yields.

     The Company owns all of the foregoing facilities, except for the Sullivan, Missouri facility and certain buildings and property at Washington, Missouri, all of which are leased. The plants have been constructed at various times over a long period, many of the buildings have been remodeled or expanded and additional buildings have been constructed from time to time.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Given the critical nature of many of the aerospace end uses for the Company's products, including specifically their use in critical rotating parts of gas turbine engines, the Company maintains aircraft products liability insurance of $250 million, which includes grounding liability.

     In connection with the closing of the Company's facilities in Ashtabula, Ohio, the Oil, Chemical and Atomic Workers Union, Local 729, commenced an action in 1992 in the U.S. District Court for the Northern District of Ohio, captioned OCAW, Local 7-629, AFL-CIO, et al. vs. RMI Titanium Company, against the Company alleging violation of the notification provisions of the Worker Adjustment and Retraining Notification Act ("WARN"). Three classes of former employees at such facilities have alleged that they did not receive appropriate notice of their pending layoffs or terminations as required under WARN and are seeking back pay for the notification period. The Company believes that it has complied with the provisions of WARN and that the claims are without merit.

  ENVIRONMENTAL

     The Company is subject to extensive federal, state and local laws and regulations concerning environmental matters. During each of 1995 and 1994, the Company spent approximately $0.6 million for environmental-related expenditures. Such expenditures totaled $0.9 million in 1993. The Company broadly estimates environmental-related expenditures, including capital items and compliance costs, will total approximately $3.4 million during the 1996-1997 period.

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

     Active Investigative or Cleanup Sites. The Company is involved in investigative or cleanup projects at certain waste disposal sites, including those discussed below.

     Fields Brook Superfund Site. The Company, together with 31 other companies, has been identified by the U.S. Environmental Protection Agency (the "EPA") as a potentially responsible party ("PRP") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The EPA's 1986 estimate of the cost of remediation of the Fields Brook sediment operable unit was $48 million. Recent studies, together with improved remediation technology and redefined cleanup standards, have resulted in a more recent estimate of the remediation cost of approximately $25 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

     The EPA, beginning in March 1989, ordered 22 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study, which studies are currently estimated to cost $19 million. The Company, working cooperatively with fourteen others, is complying with the order and has accrued and has been paying its portion of the cost of such compliance. It is anticipated that the studies will be completed no earlier than late 1996. Actual cleanup is not expected to commence prior to mid-year 1997. The Company's share of the study costs has been established at 9.95%. In June, 1995, the Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, actual percentages may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     The Ohio Environmental Protection Agency (the "Ohio EPA") has notified the PRPs of its intention to undertake a Natural Resource Damage Assessment ("NRDA") for the Fields Brook site which could lead to a Natural Resource Damage Claim ("NRDC") against the PRPs. The NRDA cannot be completed until the remediation of the Fields Brook watershed is complete. It is not possible to predict, at this time, the cost to the Company, if any, as a result of the NRDA and any NRDC that might be brought.

     Resource Conservation and Recovery Act of 1975 ("RCRA") Proceedings-Ashtabula Sodium Plant. The Company, through its independent environmental consultant, has identified and reported to the EPA the presence of metals and hazardous organic materials on portions of its closed facilities in Ashtabula, Ohio. As to the organic material, the consultant has determined it originates from an off-site source, and the Company does not anticipate it will be required to clean up this material.

     A Corrective Measures Study report prepared for the Company by the consultant states that the presence of metals would not be expected to have an adverse impact on humans or the environment, and, after conducting a detailed analysis of cleanup alternatives, the study recommended that metals contaminated material be consolidated at an on-site landfill and contained in place, at an estimated cost of $1 million. The EPA has approved the Corrective Measures Study but has not yet selected a cleanup alternative. The Company has accrued an amount for this matter.

     Ashtabula River. The Ashtabula River and Harbor has been designated one of 43 Areas of Concern on the Great Lakes by the International Joint Commission. Fields Brook empties into the Ashtabula River, which in turn flows into Lake Erie. The State of Ohio has appropriated $7 million in state funds to the Ashtabula River dredging project to assist in securing federal funds needed to conduct the dredging.

     The Company believes it is most appropriate to use public funds to cleanup a site with regional environmental and economic development implications such as the Ashtabula River and Harbor. The Ashtabula River Partnership ("ARP"), a voluntary group of public and private entities including, among others, the Company, the EPA, and the Ohio EPA, was formed in July 1994 to bring about the remediation of the river. The ARP is working both to design a cost-effective remedy and to secure public funding. Phase 1, the Comprehensive Management Plan, is well underway and is completely funded with public money. To fund Phase 2, the Detailed Design, the Company and at least three other private parties have pledged a voluntary contribution of up to $100,000 each, contingent upon receiving matching federal funds. It is possible that the EPA could determine that the Ashtabula River and Harbor should be designated as an extension of the Fields Brook Superfund site, or, alternatively, as a separate Superfund site. It is not possible at this time to predict the methods or responsibility for any remediation and whether the Company will have any liability for any costs incurred in cleaning up the Ashtabula River and Harbor.

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

     Alleged RCRA Violations. On October 9, 1992, the EPA filed a complaint alleging certain violations of RCRA at the Company's now closed facilities in Ashtabula, Ohio. The EPA's determination is based on information gathered during inspections of the facility in 1991. Under the complaint the EPA proposed to assess a civil penalty of approximately $1.4 million for alleged failure to comply with RCRA. The Company is contesting the complaint. It is the Company's position that it has complied with the provisions of RCRA and that the EPA's assessment of penalties is inappropriate. A formal hearing has been requested and informal discussions with the EPA to settle this matter are ongoing. Based on the preliminary nature of the proceedings, the Company is currently unable to determine the ultimate liability, if any, that may arise from this matter.

     Given the status of the proceedings at certain of these sites, and the evolving nature of environmental laws, regulations, and remediation techniques, the Company's ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company's policy to recognize in its financial statements environmental costs as an obligation becomes probable and a reasonable estimate of exposure can be determined. At December 31, 1995, the amount accrued for future environmental-related costs was $2.4 million. Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.7 to $6.3 million in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $2.1 million which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

COMMON STOCK DATA:

     Principal market for Common Stock: New York Stock Exchange

     Holders of record of Common Stock at January 31, 1996: 863

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 1995

                                    QUARTER                                HIGH       LOW
        ---------------------------------------------------------------   -----       ---
        First..........................................................  $ 5 1/2     $3 1/8
        Second.........................................................    9 3/4      3 3/4
        Third..........................................................   10 3/8      6 3/4
        Fourth.........................................................    9 7/8      6 1/2
        Year...........................................................  $10 3/8     $3 1/8

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 1994

                                    QUARTER                                HIGH       LOW
        ---------------------------------------------------------------    ----       ---
        First..........................................................  $21 1/4     $15
        Second.........................................................   17 5/8       2 3/8
        Third..........................................................    2 3/4       2
        Fourth.........................................................    5 5/8       2 1/2
        Year...........................................................  $21  1/4    $ 2

---------

     In June 1994, the Company commenced a rights offering pursuant to which each holder of Common Stock was entitled to subscribe for shares of Common Stock at a price of $2 per share. In July 1994, the Company issued approximately 13.8 million shares of Common Stock in that offering.

     The Company has not paid dividends on its Common Stock since the second quarter of 1991. The declaration of dividends is at the discretion of the Board of Directors of the Company. The declaration and payment of future dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash requirements for its business, future prospects and other factors deemed relevant by the Board of Directors.

     The Company's existing credit facilities do not permit RMI to pay dividends, distributions or other payments in respect of shares of its capital stock, including the Common Stock, or redeem or purchase such shares, except for annual redemptions not in excess of $200,000 consistent with past practices. Notwithstanding the foregoing, if RMI has had positive net income for each of two consecutive quarters, it may pay dividends to its shareholders to the extent of 25% of net income for the current and immediately preceding quarter, provided no event of default shall have occurred and be continuing, or shall thereby occur.

ITEM 6.  SELECTED FINANCIAL DATA

                               FIVE YEAR SUMMARY
                (Dollars in thousands except for per share data)
                            (Year ended December 31)

                                    1995            1994            1993            1992            1991
                                  --------        --------        --------        --------        --------
INCOME STATEMENT DATA:
Sales..........................   $171,166        $143,392        $127,397        $135,607        $165,568
Operating loss.................     (5,220)(1)      (7,971)        (10,764)        (11,387)        (52,712)(2)
Loss before cumulative effect
  of a change in accounting
  principle....................     (4,608)(3)     (11,562)        (11,955)        (14,062)        (57,085)
Net loss.......................     (4,608)(3)     (12,764)(4)     (28,893)(5)     (14,062)        (57,085)
BALANCE SHEET DATA:
(at end of period)
Working capital................   $ 86,738        $ 74,694        $ 66,319        $ 72,229        $ 79,820
Total assets...................    171,559         160,810         152,647         153,257         173,888
Long-term debt due after one
  year.........................     64,020          54,740          66,660          62,280          58,800
Equity.........................     36,889          42,596(6)       27,861          63,302          77,705
NET LOSS PER COMMON SHARE: (7)
Before change in accounting
  principle....................   $  (0.30)       $  (1.45)       $  (8.14)       $  (9.66)       $ (39.17)
Net loss.......................      (0.30)          (1.60)         (19.67)          (9.66)       $ (39.17)

---------

(1) Includes a $5.0 million charge reflecting the June 30, 1995 adoption of Statement of Financial Accounting Standards ("SFAS") No. 121. See Note 7 to the Consolidated Financial Statements.

(2) Includes a charge of $37.1 million relating to the closing of RMI's titanium sponge production facilities.

(3) Includes a $5.0 million charge reflecting the adoption of SFAS No. 121 and a $7.2 million income tax benefit. See Notes 7 and 8 to the Consolidated Financial Statements.

(4) Includes a $1.2 million charge reflecting the adoption of SFAS No. 112. See
    Note 11 to Consolidated Financial Statements.

(5) Includes a $16.9 million charge reflecting the adoption of SFAS No. 106. See
    Note 11 to the Consolidated Financial Statements.

(6) Includes a $26.4 million increase resulting from the net proceeds of a rights offering. See Note 4 to the Consolidated Financial Statements.

(7) 1991-1993 Common Share data has been adjusted to reflect a March 31, 1994 one-for-ten reverse stock split. See Note 4 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere herein. The following information contains forward-looking statements which involve certain risks and uncertainties. Actual results and events may differ significantly from those discussed in the forward-looking statements.

OVERVIEW

     Historically, a majority of the U.S. titanium industry's output has been used in aerospace applications. The cyclical nature of the aerospace industry has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. Over the past 19 years, titanium mill products shipments registered cyclical peaks of 54 million pounds in 1980 and 55 million pounds in 1989. Beginning in 1991, the industry experienced a dramatic downturn in demand for mill products. Domestic industry shipments fell from

53 million pounds in 1990 to 34 million pounds in 1991, a decrease of 35%, the largest single one year decrease in the history of the industry. This most recent decline in industry shipments reflects a sharp decline in military aerospace demand, which continues to the present, and a decline in commercial aircraft build rates due in part to significant financial losses suffered by U.S. commercial airline carriers. Average realized mill product selling prices deteriorated during the years 1993 and 1994 and were approximately 30% below 1990 levels.

     Although military aerospace markets remain at historically low levels, commercial aerospace markets have shown a recent increase in demand. In 1995, most major commercial airlines reported stronger operating profits and, in the second half of 1995, the commercial aerospace industry began to restore depleted inventories of titanium mill products and aircraft manufacturers began to increase build rates. RMI estimates, based on U.S. Bureau of Mines data, that industry mill products shipments to the commercial aerospace market in 1995 were 20 million pounds, an increase of approximately 18% compared to 1994. RMI further estimates, based on U.S. Bureau of Mines data, that total industry shipments in 1995 were approximately 43 million pounds, an increase of 26% compared to 1994. RMI can give no assurance as to extent or duration of any recovery in the commercial aerospace market or the extent to which such recovery will result in increases in demand for titanium products.

     During 1995, the use of titanium in golf clubs emerged as an important nonaerospace market for the U.S. titanium industry. See "Business--Products and Markets--Mill Products." The Company believes that titanium shipments for use in golf clubs amounted to approximately 9% of U.S. industry mill product shipments in 1995. Based on industry estimates, RMI believes that U.S. industry mill product shipments to the golf club market could increase to eight million pounds in 1996. The Company cannot give any assurances as to the extent or the level of demand from the golf club market. The golf club market benefits RMI indirectly by increasing prices for titanium mill products industry-wide. Although demand for titanium scrap for the golf club manufacturing market has placed upward pressure on the Company's raw material costs, this pressure has been more than offset to date by higher selling prices for the Company's mill products.

     In response to industry-wide conditions the Company closed its sponge production facilities in early 1992, which allowed the Company to stem immediately significant losses generated at these plants, as well as maintain the flexibility to purchase titanium sponge and other raw materials, such as foreign or domestic scrap, at favorable prices. The Company entered into two long-term titanium sponge supply arrangements which assure a supply of a substantial portion of the Company's expected sponge requirements. Prices for the Company's 1996 requirements have already been set under these contracts and other short term arrangements. In addition, RMI has negotiated at firm prices approximately one-third of its anticipated sponge requirements for customer orders scheduled for delivery in 1997. The Company will purchase the balance of its sponge requirements at negotiated prices from a number of suppliers. If demand for titanium products continues to increase, it is possible that supplies of titanium sponge could become limited or that prices could increase substantially, or both, and, as a result, that the Company's costs could rise accordingly. See "Item 1--Business--Raw Materials." These actions have reduced the Company's raw material costs during the years 1993 through 1995 and should continue to improve the Company's competitive position.

     RMI's strategy is to build on its leading position in the worldwide titanium industry while maintaining a strong financial condition and stringent quality, safety and environmental standards. RMI is emphasizing higher margin products in its traditional markets, while continuing to develop new markets and products such as seamless tubulars for oil and gas and geothermal energy production and the use of billet for golf club applications. The Company cannot give any assurances as to the extent to which it will be able to develop new markets for its products, the time required for such development or the level of demand for such products.

RESULTS OF OPERATIONS

     Net Sales. Net sales in 1995 increased by $27.8 million, or 19%, compared to 1994. This increase resulted primarily from an increase in the volume of mill product shipments and higher average selling prices, partially offset by decreased revenues from fabricated products and other services and other sales. Shipments of mill products in 1995 increased to 14.4 million pounds, 25% higher than in 1994, reflecting an increase in demand for mill products from commercial aerospace and other industrial markets. The majority of this increase occurred in the second half of 1995, reflecting strengthening business conditions as the year progressed. Approximately 75% of RMI's 1995 mill product sales were aerospace related compared with approximately 63% in 1994. The Company's average realized mill product selling price increased to $10.23 per pound in 1995, approximately 6% higher than in 1994, and increased to $10.49 per pound in the fourth quarter of 1995. Realized prices were favorably affected in 1995 by increasing demand from the golf club market. See "Overview" above. Because the titanium drilling riser for the Conoco Heidrun project was substantially completed in 1994, sales of fabricated products and other services declined to $26.9 million in 1995 from $31.1 million in 1994. Other sales decreased by $2.3 million, or 27%, compared to 1994, due to decreased funding for the DOE remediation and restoration contract.

     Net sales in 1994 increased by $16.0 million, a 12% increase, compared to 1993. This increase resulted primarily from increased revenues recognized in connection with the titanium drilling riser contract and an increase in mill product shipments. Shipments of mill products increased in 1994 to 11.5 million pounds, 4% higher than in 1993. The Company's average realized selling price for mill products of $9.63 per pound, however, remained virtually unchanged in 1994 compared to 1993. Prices on orders in 1994, while showing slight improvement, reflected soft demand for titanium mill products. Sales of related products and other services increased to $31.1 million in 1994 compared to $20.5 in 1993 primarily as a result of revenues recognized in connection with the titanium drilling riser. Revenue recognized under the DOE remediation and restoration contract decreased from $10.4 million to $8.5 million in 1994 due to decreased DOE funding levels.

     Gross Profit. Gross profit in 1995 improved to $6.2 million, an increase of 100%, compared to $3.1 million in 1994. This improvement relates primarily to increased shipments of titanium mill products and higher realized mill product selling prices, partially offset by a reduction in sales of fabricated products and other services, increases in raw material costs and an asset impairment charge of $5.0 million following the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." See Note 7 to the Consolidated Financial Statements

     Gross profit in 1994 improved to a profit of $3.1 million compared to a loss of $0.1 million in 1993. This improvement related primarily to the titanium drilling riser contract as well as the favorable impact of increased mill product shipments.

     Selling, General and Administrative Expenses ("SG&A"). SG&A expenses of $9.5 million in 1995 remained virtually flat compared to 1994, despite increased sales in 1995, as a result of the Company's efforts to contain costs. SG&A expenses increased by $0.4 million in 1994 compared to 1993 primarily as a result of increased levels of business activity. As a percentage of sales, SG&A expenses were 5.6% in 1995, 6.6% in 1994 and 7.2% in 1993.

     Research, Technical and Product Development Expenses. The Company's total research spending amounted to $3.4 million in 1995, $3.3 million in 1994 and $2.4 million in 1993. The Company's major research objectives are to maintain its technical expertise in titanium production, provide customer technical support and develop new products and markets. Certain major customers have assisted in funding the Company's overall product development effort. Such funding, which is included as a reduction of research expense, reduced the Company's portion of research expense to $1.9 million in 1995 and $1.5 million in each of 1994 and 1993, respectively.

     Operating Loss. The operating loss for 1995 amounted to $5.2 million compared to an $8.0 million loss in 1994. This improvement resulted primarily from increased shipments of mill products and higher realized mill product selling prices, partially offset by a $5.0 million asset impairment charge following the adoption of SFAS No. 121. Both shipments and selling prices were favorably impacted by a general increase in demand for titanium mill products.

     The operating loss for 1994 of $8.0 million compared to a loss of $10.7 million in 1993. The improved results in 1994 reflect profit recognized in connection with the titanium drilling riser contract combined with an increase in mill product shipments.

     Other Income (Expense). Other income (expense) for 1995 included a $1.9 million charge for impairment of the Company's investment in a joint venture. Amounts in 1993 include a $1.4 million gain on sales and retirements of equipment and facilities.

     Interest Expense. Net interest expense amounted to $5.0 million in 1995, $3.3 million in 1994 and $2.7 million in 1993. Interest expense increased in 1995 from 1994 due to higher levels of borrowing to support increased business levels and higher overall interest rates. Interest expense increased in 1994 from 1993 due to significantly higher overall interest rates partially offset by lower levels of borrowing.

     Income Taxes. In 1995, an income tax benefit of $7.2 million was recorded to recognize a portion of the Company's deferred tax assets believed more likely than not to be realized under the provisions of SFAS No. 109, "Accounting for Income Taxes." For additional information, see "Income Tax Considerations" below. No tax provision or benefit was recorded in either 1994 or 1993.

     Net Loss. In 1995, the Company reported a net loss of $4.6 million compared to a net loss of $12.8 million in 1994 and $28.9 million in 1993. The 1995 results were adversely affected by a $5.0 million charge resulting from the adoption of SFAS No. 121. The 1994 results were adversely affected by a $1.2 million charge representing the cumulative effect of adopting the provisions of SFAS No. 112, "Employers' Accounting for Postretirement Benefits," while the 1993 results were adversely affected by a $16.9 million charge representing the cumulative effect of adopting the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."

OUTLOOK

     RMI's order backlog increased to $159 million at February 29, 1996 from $134 million at year-end 1995, $83 million at June 30, 1995 and $67 million at year-end 1994. The following table summarizes the Company's quarterly order backlog for the three years ended December 31, 1995. The Company defines "Order backlog" as firm purchase orders generally subject, upon payment of specified charges, to cancellation by the customer.

                                                      AS OF THE QUARTER ENDED
                                         --------------------------------------------------
                                         DECEMBER 31    SEPTEMBER 30    JUNE 30    MARCH 31
                                         -----------    ------------    -------    --------
                                                                (IN MILLIONS)
      1995............................      $ 134           $110          $83        $ 86
      1994............................         67             61           61          70
      1993............................         70             72           58          59

     During the second half of 1995 and continuing into 1996, the Company has experienced a significant increase in the volume of incoming orders at increased prices. The Company estimates that as of February 29, 1996 orders for approximately 90% of its anticipated 1996 shipments have been booked or shipped at average prices approximately 15% higher than its 1995 average realized mill product selling price of $10.23 per pound. The Company is currently booking orders for titanium mill products for delivery in early 1997 at prices greater than $12 per pound. The increase in demand has been driven primarily by the recovery in the commercial aerospace market and the emergence of the golf club market. As facility utilization in the titanium industry continues to grow and lead times lengthen, the Company expects prices on new orders to continue to strengthen.

     The increase in demand for titanium products has put upward pressure on prices for certain raw materials used by the Company. Prices paid by the Company for titanium sponge have remained relatively stable due to the Company's long term supply arrangements. Prices for titanium sponge under the terms of the Company's long-term supply contracts are fixed for 1996, based on the quantity purchased. Purchases of sponge above the quantities available under the contracts would likely be purchased from other sources at higher prices. Due to increased demand resulting primarily from the emerging golf club market, current prices for titanium scrap, which accounts for approximately 40% of the Company's raw material requirements, have increased approximately 46% from first quarter 1995 prices. Prices of certain alloying agents have also increased as a result of increased demand. The Company, and others, have announced increased prices and surcharges to recover these increased costs.

     The information included in this "Outlook" section is forward-looking and involves risks and uncertainties that could significantly impact expected results. The Company's outlook is significantly dependent upon the continued growth of the commercial aerospace and golf club markets, its ability to recover its raw material costs in the pricing of its products, the extent to which the Company is able to develop new markets for its products, the time required for such development and the level of demand for such products. See "Item 1. Business--Industry Overview," "--Products and Markets--Mill Products" and "-- Raw Materials."

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows used in operating activities totaled $7.7 million in 1995, $13.2 million in 1994 and $4.2 million in 1993. The change in net cash flows used in operating activities in 1995 compared to 1994 was due primarily to improved results of operations partially offset by an increase in accounts receivable and noncash deferred tax assets. The increase in net cash flows used in operating activities in 1994 compared to 1993 was primarily the result of increased inventory levels required for the Company's long-term contract for the titanium drilling riser. Working capital amounted to $86.7 million at December 31, 1995, compared to $74.7 million at December 31, 1994. The increase in working capital in 1995 compared to 1994 reflects an increase in inventories and accounts receivable. The Company's working capital ratio was 3.73 to 1 at December 31, 1995 compared to 3.60 to 1 at December 31, 1994.

     In 1995, the Company's cash flow requirements for operating losses, capital expenditures and working capital were funded by borrowings under its revolving credit agreements. In 1994, the Company's cash flow requirements for operating losses, capital expenditures and working capital were funded through proceeds from a rights offering to holders of Common Stock.

     At December 31, 1995, the Company had borrowings of $58.2 million under its revolving credit agreement and $5.0 million under a second revolving credit agreement guaranteed by the Export Import Bank of the United States. Other long-term debt of $0.9 million consisted of industrial revenue bonds. At December 31, 1995, RMI's percentage of total debt to total capitalization was 63%.

     The Company is in the process of negotiating a new three-year credit agreement with certain banks which would replace its existing credit agreements. The Company expects the new agreement will contain lower borrowing rates and other terms and conditions which will be more favorable than those of its current revolving credit agreements. For additional information concerning the Company's existing credit agreements, see Note 9 to the Consolidated Financial Statements.

     In 1994 the Company raised working capital through a rights offering to shareholders. After deducting expenses of the offering, net proceeds increased total shareholders' equity by approximately $26.4 million.

     On March 8, 1996 the Company filed with the Securities and Exchange Commission ("SEC") a Registration Statement on Form S-3 registering four million shares of Common Stock, exclusive of shares subject to an underwriters' over-allotment option, for a potential future public offering. Proceeds from the offering would be used to reduce indebtedness outstanding under its existing credit agreements. USX Corporation has announced that it intends to contribute to its pension fund, concurrent with the closing of the stock offering referred to above, approximately 2.5 million shares of RMI Common Stock that it currently owns. USX has also announced that it does not intend to purchase any additional shares of RMI Common Stock from the public offering. The public offering, together with the USX pension contribution are not expected to result in an ownership change within the meaning of Section 382 of the Internal Revenue Code of 1986 as amended (the "Code"). For further information see "Income Tax Considerations" below.

     The Company anticipates that it will be able to fund its 1996 working capital requirements and its capital expenditures primarily from funds generated by operating activities and, to the extent necessary, from borrowings under its negotiated credit facility.

STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established standards for accounting for stock-based compensation but also allows companies to continue to account for stock-based compensation under the provisions of

Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and make certain additional disclosures in the notes to their financial statements. The new standard is effective for fiscal years beginning after December 15, 1995. It is the Company's intention to continue to account for stock-based compensation in accordance with APB Opinion No. 25 and provide the additional required disclosure in the notes to the consolidated financial statements.

INCOME TAX CONSIDERATIONS

     Section 382 Limitation. At December 31, 1995, the Company had net operating loss carryforwards of approximately $104 million available to reduce federal taxable income through 2010. If an "ownership change" were to occur within the meaning of Section 382 of the Code, the utilization of net operating loss carryforwards would be subject to an annual limitation. Generally, an "ownership change" occurs with respect to a corporation if shareholders who own, directly or indirectly, 5% or more of the capital stock of the corporation increase their aggregate percentage ownership of such stock by more than 50 percentage points over the lowest percentage of such stock owned by such shareholders at any time during a prescribed testing period. The proposed public offering and the contribution by USX to its pension fund described above are not expected to result in an ownership change that would cause the annual limitation to apply. In the event the offering and the USX pension fund Contribution do not cause such an ownership change, an ownership change could result from other equity transactions immediately following such public offering and contribution, including transactions such as exercises of stock options, purchases or sales of Common Stock by certain stockholders, including USX and the USX pension fund, and other issuances of Common Stock by the Company. If the annual limitation were to apply, the amount of the limitation would generally equal the product of
(i) the fair market value of the Company's equity immediately prior to the ownership change, with certain adjustments, including a possible adjustment to exclude certain capital contributions made in the two years preceding the date of the ownership change, and (ii) a long-term tax exempt bond rate of return published monthly by the Internal Revenue Service. Should the annual limitation apply, the Company believes that it would not materially affect the potential use of the net operating loss carryforwards to reduce any future income tax liabilities over time; however, it is possible that the Company's results in a particular year could exceed the annual limitation, in which case such excess would not be reduced by the net operating loss carryforward and the Company's tax liability would be correspondingly higher.

     SFAS No. 109 Effects. SFAS No. 109 requires a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. The ultimate realization of all or part of the Company's deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future.

     In making an assessment of realizability at December 31, 1995, the Company considered a number of factors, including the return to profitability in the fourth quarter of 1995, a substantial and growing backlog of profitable orders and a general improvement in overall industry operating conditions and business fundamentals in the Company's key market sectors. The Company concluded that it was appropriate to recognize a portion of its deferred tax assets, corresponding to the level of income which could reasonably be expected over the course of a historical titanium industry business cycle of approximately three years. Accordingly, a portion of the valuation allowance provided in previous years was released, resulting in a credit to income tax expense in 1995 of $7.2 million. The remaining valuation allowance was retained, in light of the requirement in SFAS No. 109 to give weight to objective evidence such as recent losses and the historical titanium industry business cycle.

     When preparing 1996 and future periods' interim and annual financial statements, the Company will periodically evaluate its strategic and business plans, in light of evolving business conditions, and the valuation allowance will be adjusted for future income expectations resulting from that process, to the extent different from those inherent in the valuation allowance established as of December 31, 1995.

     As a result, the application of the SFAS No. 109 valuation allowance determination process could result in recognition of significant income tax provisions or benefits in a single interim or annual period due to changes in income expectations over a horizon that may span several years. Such tax provision or benefit effect would likely be material in the context of the specific interim or annual reporting period in which changes in judgment about more extended future periods are reported. This effect is a consequence of the application of the SFAS No. 109 valuation allowance determination process, which is a balance sheet oriented model and which does not have periodic matching of pretax income or loss and the related tax effects as an objective.

     The Section 382 limitation described above could, if applicable, adversely impact the income tax provision or benefit in a particular year as a result of the application of the SFAS No. 109 valuation allowance determination process; however, it is not expected to have an adverse impact over time.

     If the Company's principal markets continue to exhibit improvement, and such improvement is manifested in positive trends in the value and profitability of customer orders and backlog, additional tax benefits may be reported in future periods as the valuation allowance is further reduced. Alternatively, to the extent that the Company's future profit expectations remain static or are diminished, tax provisions may be charged against pretax income. In either event, such valuation allowance-related tax provisions or benefits should not necessarily be viewed as recurring. Further, subject to the effects, if any, of the limitation described above, the amount of current taxes that the Company expects to pay for the foreseeable future is minimal, and the Company's carryforward tax attributes are viewed by management as a significant competitive advantage to the extent that profits can be sheltered effectively from tax and re-employed in the growth of the business.

ENVIRONMENTAL MATTERS

     The Company is subject to environmental laws and regulations as well as various health and safety laws and regulations that are subject to frequent modifications and revisions. While the costs of compliance for these matters have not had a material adverse impact on RMI in the past, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. During each of 1995 and 1994, the Company spent approximately $0.6 million for environmental-related expenditures, such expenditures having totaled $0.9 million in 1993.

     At December 31, 1995, the amount accrued for future environment-related costs was $2.4 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.7 million to $6.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects. In 1992, the EPA filed a complaint and proposed a $1.4 million civil penalty for alleged failure to comply with RCRA. The Company is contesting the complaint. Based on the preliminary nature of the proceeding the Company is currently unable to determine the ultimate liability, if any, that may arise from this matter.

     The ultimate resolution of these environmental matters could individually or in the aggregate be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

     For a further discussion of environmental matters, see Item 3--"Legal Proceedings--Environmental."

CAPITAL EXPENDITURES

     Gross capital expenditures in 1995 and 1994 amounted to $1.6 million and $1.1 million, respectively. The Company has budgeted capital spending of approximately $5.0 million in 1996. RMI anticipates that it can fund this spending using cash provided from operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
    Report of Management..............................................................    20
    Report of Independent Accountants.................................................    20
    FINANCIAL STATEMENTS:
         Consolidated Statement of Operations for the years ended
           December 31, 1995, 1994 and 1993...........................................    21
         Consolidated Balance Sheet at December 31, 1995 and 1994.....................    22
         Consolidated Statement of Cash Flows for the years ended
           December 31, 1995, 1994 and 1993...........................................    23
         Consolidated Statement of Shareholders' Equity for the years ended
           December 31, 1995, 1994 and 1993...........................................    24
         Notes to Consolidated Financial Statements...................................    25

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

/s/ L. F. GIEG, Jr.
    L. F. Gieg, Jr.
President and
Chief Executive Officer

/s/ T. G. RUPERT
    T. G. Rupert
Senior Vice President and
Chief Financial Officer


                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RMI TITANIUM COMPANY

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RMI Titanium Company and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 2 to the financial statements, in 1995 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As discussed in Note 11 to the financial statements, in 1994 the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." As discussed in Note 11 to the financial statements, in 1993 the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

PRICE WATERHOUSE LLP
Pittsburgh, Pennsylvania
January 26, 1996

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31
                                                           --------------------------------------
                                                              1995          1994          1993
                                                           ----------     ---------     ---------
Sales....................................................  $  171,166     $ 143,392     $ 127,397
Operating costs:
Cost of sales (Note 7)...................................     164,949       140,289       127,486
Selling, general and administrative expenses.............       9,576         9,531         9,133
Research, technical and product development expenses.....       1,861         1,543         1,542
                                                           ----------     ---------     ---------
          Total operating costs..........................     176,386       151,363       138,161
                                                           ----------     ---------     ---------
Operating loss...........................................      (5,220)       (7,971)      (10,764)
Other (expense) income--net..............................      (1,622)         (291)        1,554
Interest expense.........................................      (4,966)       (3,300)       (2,745)
                                                           ----------     ---------     ---------
Loss before income taxes.................................     (11,808)      (11,562)      (11,955)
Provision (credit) for income taxes (Note 8).............      (7,200)           --            --
                                                           ----------     ---------     ---------
Loss before cumulative effect of change in accounting
  principle..............................................      (4,608)      (11,562)      (11,955)
Cumulative effect of change in accounting principle
  (Note 11)..............................................          --        (1,202)      (16,938)
                                                           ----------     ---------     ---------
Net loss.................................................  $   (4,608)    $ (12,764)    $ (28,893)
                                                           ==========     =========     =========
Net loss per common share:
  Before cumulative effect of change in accounting
     principle...........................................  $    (0.30)    $   (1.45)    $   (8.14)
  Cumulative effect of change in accounting principle....          --         (0.15)       (11.53)
                                                           ----------     ---------     ---------
Net loss.................................................  $    (0.30)    $   (1.60)    $  (19.67)
                                                           ==========     =========     =========
Weighted average shares outstanding (Note 4).............  15,301,854     7,958,395     1,468,885
                                                           ==========     =========     =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                         1995          1994
                                                                       ---------     ---------
                                            ASSETS
CURRENT ASSETS:
Cash and cash equivalents............................................  $     509     $     385
Receivables, less allowance for doubtful accounts of $1,670 and
  $704...............................................................     41,251        28,846
Inventories..........................................................     74,053        72,466
Deferred tax asset...................................................      1,036            --
Other current assets.................................................      1,656         1,674
                                                                       ---------     ---------
     Total current assets............................................    118,505       103,371
Property, plant and equipment, net of accumulated depreciation.......     39,964        50,016
Noncurrent deferred tax asset........................................      6,164            --
Other noncurrent assets..............................................      6,926         7,423
                                                                       ---------     ---------
     Total assets....................................................  $ 171,559     $ 160,810
                                                                       =========     =========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt....................................  $     120     $     120
Accounts payable.....................................................     17,646        17,832
Accrued wages and other employee costs...............................      7,237         7,238
Other accrued liabilities............................................      6,764         3,487
                                                                       ---------     ---------
     Total current liabilities.......................................     31,767        28,677
Long-term debt.......................................................     64,020        54,740
Accrued postretirement benefit cost..................................     18,795        17,286
Noncurrent pension liabilities.......................................     18,078        15,501
Other noncurrent liabilities.........................................      2,010         2,010
                                                                       ---------     ---------
     Total liabilities...............................................    134,670       118,214
                                                                       ---------     ---------
Contingencies (see Note 15)..........................................
SHAREHOLDERS' EQUITY:
Preferred Stock, no par value; 5,000,000 shares authorized;
  no shares outstanding..............................................         --            --
Common Stock, $0.01 par value, 30,000,000 shares authorized;
  15,908,091 and 15,838,661 shares issued (Note 4)...................        159           158
Additional paid-in capital (Note 4)..................................    151,715       151,058
Accumulated deficit..................................................   (103,526)      (98,918)
Excess minimum pension liability.....................................     (8,381)       (6,633)
Treasury Common Stock, at cost (shares: 1995-568,198;
  1994-567,100)......................................................     (3,078)       (3,069)
                                                                       ---------     ---------
     Total shareholders' equity......................................     36,889        42,596
                                                                       ---------     ---------
     Total liabilities and shareholders' equity......................  $ 171,559     $ 160,810
                                                                       =========     =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31
                                                              ----------------------------------
                                                                1995         1994         1993
                                                              --------     --------     --------
CASH PROVIDED FROM (USED IN) OPERATIONS:
Net loss...................................................   $ (4,608)    $(12,764)    $(28,893)
Adjustment for items not affecting funds from operations:
  Change in accounting principle...........................      5,031        1,202       16,938
  Compensation expense for stock appreciation rights.......      1,465           --           --
  Depreciation.............................................      6,443        6,140        6,298
  Deferred income taxes....................................     (7,200)          --           --
  Impairment of joint venture investment...................      1,901           --           --
  Other-noncash charges--net...............................      2,137        1,757         (493)
                                                              --------     --------     --------
                                                                 5,169       (3,665)      (6,150)
                                                              --------     --------     --------
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables................................................    (13,159)        (248)      (3,792)
Inventories................................................     (1,587)     (14,974)       1,332
Accounts payable...........................................       (186)       6,062        2,881
Other current liabilities..................................      2,469         (331)       2,475
Other assets and liabilities...............................       (732)         197         (883)
Other......................................................        301         (258)         (92)
                                                              --------     --------     --------
                                                               (12,894)      (9,552)       1,921
                                                              --------     --------     --------
          Cash used in operating activities................     (7,725)     (13,217)      (4,229)
                                                              --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in joint ventures............................         --         (172)      (1,216)
  Proceeds from sale of facilities.........................        130          120        2,124
  Capital expenditures.....................................     (1,552)      (1,063)      (1,014)
                                                              --------     --------     --------
          Cash used in investing activities................     (1,422)      (1,115)        (106)
                                                              --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Common Stock...............         --       26,422           --
  Net borrowings under revolving credit agreements.........      9,400       15,750        4,500
  Debt repayments..........................................       (120)     (27,670)        (120)
  Treasury Common Stock repurchased........................         (9)         (78)         (22)
                                                              --------     --------     --------
          Cash from financing activities...................      9,271       14,424        4,358
                                                              --------     --------     --------
Increase in cash and cash equivalents......................        124           92           23
Cash and cash equivalents at beginning of period...........        385          293          270
                                                              --------     --------     --------
Cash and cash equivalents at end of period.................   $    509     $    385     $    293
                                                              ========     ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized)........   $  4,320     $  3,283     $  2,548
                                                              ========     ========     ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                           EXCESS
                                                                     ADDT'L.     RETAINED     TREASURY    MINIMUM
                              SHARES       COMMON      DEFERRED      PAID-IN     EARNINGS      COMMON     PENSION
                            OUTSTANDING    STOCK     COMPENSATION    CAPITAL     (DEFICIT)     STOCK      LIABILITY
                            -----------    ------    ------------    --------    ---------    --------    --------
Balance at December 31,
  1992.....................  14,604,384    $ 152        $ (249)      $124,306    $ (57,261)   $(2,969)     $  (677)
Compensation expense
  recognized...............          --       --           245             --           --         --          --
Shares issued for
  Restricted Stock Plans...     122,700        1          (201)           200           --         --          --
Shares issued in lieu of
  cash Directors'
  Compensation.............      35,439       --            --             72           --         --          --
Treasury Common Stock
  purchased at cost........     (12,064)      --            --             --           --        (22)        --
Net loss...................          --       --            --             --      (28,893)        --          --
Excess minimum pension
  liability................          --       --            --             --           --         --      (6,843)
                            -----------    -----        ------       --------    ---------    -------     -------
Balance at December 31,
  1993.....................  14,750,459    $ 153        $ (205)      $124,578    $ (86,154)   $(2,991)    $(7,520)
Compensation expense
  recognized...............          --       --           205             --           --         --          --
One-for-ten reverse stock
  split effective March 31,
  1994 (Note 4)............ (13,275,414)    (138)           --            138           --         --          --
Shares issued as result of
  Rights Offering (Note
  4).......................  13,775,057      143            --         26,279           --         --          --
Shares issued in lieu of
  cash Directors'
  Compensation.............      25,783       --            --             59           --         --          --
Treasury Common Stock
  purchased at cost........      (4,564)      --            --             --           --        (78)         --
Shares issued for
  Restricted Stock Award
  Plans....................         240       --            --              4           --         --          --
Net loss...................          --       --            --             --      (12,764)        --          --
Excess minimum pension
  liability................          --       --            --             --           --         --         887
                            -----------    -----        ------       --------    ---------    --------    -------
Balance at December 31,
  1994.....................  15,271,561    $ 158        $   --       $151,058    $ (98,918)   $(3,069)    $(6,633)
Shares issued in lieu of
  cash Directors'
  Compensation.............       4,952       --            --             38           --         --          --
Treasury Common Stock
  purchased at cost........      (1,098)      --            --             --           --         (9 )        --
Shares issued for
  Restricted Stock Award
  Plans....................      10,000       --            --             71           --         --          --
Shares issued from exercise
  of employee stock
  options..................      54,478        1            --            548           --         --          --
Net loss...................          --       --            --             --       (4,608)        --          --
Excess minimum pension
  liability................          --       --            --             --           --         --      (1,748)
                            -----------    -----        ------       --------    ---------    -------     -------
Balance at December 31,
  1995.....................  15,339,893    $ 159        $   --       $151,715    $(103,526)   $(3,078)   $(8,381)
                            ===========    =====        ======       ========    =========    =======     =======

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

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's Common Stock (the "Reorganization"). Quantum then sold its shares to the public. USX retained ownership of its shares. At December 31, 1995, approximately 50.7% of the outstanding Common Stock was owned by USX. For additional information on the Company's capital structure, see Note 4.

     The Company's operations are conducted primarily in one business segment, the production and marketing of titanium metal and related products. In 1995, no single customer accounted for more than 10% of consolidated revenues. In the years ended December 31, 1995, 1994 and 1993, export sales were $30.1 million, $39.8 million, and $24.2 million, respectively, principally to customers in Western Europe.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of consolidation:

     The consolidated financial statements include the accounts of RMI Titanium Company and its majority owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

  Use of estimates:

     Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year.

  Inventories:

     Inventories are primarily valued at cost as determined by the last-in, first-out (LIFO) method which, in the aggregate, is lower than market. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation).

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

  Long-lived assets:

     Effective June 30, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new standard requires that certain long-lived and intangible assets be written down to fair value whenever an impairment review indicates that the carrying value of the asset cannot be recovered. (See Note 7).

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

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, ("SFAS No. 106") "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new standard requires accrual accounting for postretirement benefits, similar to accounting for pensions, rather than recognizing cost as claims are paid, which was the method the Company previously used. As permitted by SFAS No. 106, the Company elected to recognize the accumulated postretirement benefit obligation at adoption (transition obligation) immediately as a cumulative effect of a change in accounting principle.

     The Company does not prefund postretirement benefit costs, but rather pays claims as presented.

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

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Prior to the adoption of SFAS No. 109, the Company accounted for income taxes pursuant to Statement of Financial Accounting Standards No. 96 ("SFAS No. 96"), "Accounting for Income Taxes." The change from SFAS No. 96 to SFAS No. 109 did not have a material effect on the financial position, results of operations or cash flows of the Company.

  Stock-based compensation:

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The statement established standards for accounting for stock-based compensation but also allows companies to continue to account for stock-based compensation under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and make certain additional disclosures in the notes to financial statements. The new standard is effective for fiscal years beginning after December 15, 1995. It is the Company's intention to continue to account for stock-based compensation in accordance with APB Opinion No. 25 and provide the additional required disclosure pursuant to the provisions of SFAS No. 123 in the notes to the financial statements.

  Cash flows:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 3--LONG-TERM CONTRACTS:

     During 1993, the Company executed an agreement to supply all the titanium components for the world's first high-pressure drilling riser for use by a major oil company in development of a project in the Norwegian sector of the North Sea (the "Riser Contract"). Work commenced on the Riser Contract during the third quarter of 1993, and is now completed with final shipments of the riser joints having been made in the first quarter of 1995. During the fourth quarter of 1994, the Company was awarded a three-year contract to supply all of the titanium pipe casing required for a geothermal energy facility located in the Imperial Valley of California. The initial release under the contract was delivered in late 1995 and early 1996.

     During 1995, 1994 and 1993, the Company recorded estimated revenues earned under the above referenced contracts of $5.8 million, $13.2 million and $4.3 million, respectively. At December 31, 1995 and 1994, there were $2.5 million and $8.1 million, respectively, included in the consolidated balance sheet under "Inventories," which represents the amount of cost incurred on the contracts, plus estimated earnings, less progress billings. (See Notes 5 and 6).

     In October 1993, the Company executed a long-term contract with the U.S. Department of Energy ("DOE") covering the remediation and restoration of the Company's former Extrusion Plant in Ashtabula, Ohio. The contract calls for the Company to earn fees on cost-plus-fee basis, and acknowledges the DOE's responsibility for the remediation of the site. During 1995, 1994 and 1993, the Company recognized revenues, including fees, of $6.2 million, $8.5 million and $10.4 million, respectively, under the contract. Total estimated revenues under this contract are not determinable.

NOTE 4--REVERSE STOCK SPLIT AND RIGHTS OFFERING:

     At its Annual Meeting held on March 31, 1994, the Company's shareholders approved an amendment to the Articles of Incorporation of the Company, effecting a one-for-ten reverse stock split. A Certificate of Amendment to the Articles of Incorporation was filed with the Ohio Secretary of State on March 31, 1994, and the reverse split became effective on that date. Pursuant to the reverse split, each certificate representing shares of Common Stock outstanding immediately after the reverse split was deemed to represent one-tenth the number of shares it represented immediately prior to the reverse split. In order to supplement its financial resources and provide financing for new titanium market opportunities, the Board of Directors approved a rights offering to raise up to $30 million. Each record holder of Common Stock at the close of business on June 24, 1994 received five transferable rights for each share of Common Stock. Each right entitled the holder to purchase two shares of RMI Common Stock for a price of $2.00 per share. The rights offering expired July 22, 1994. Approximately 93% of the total number of rights were exercised. The exercise of the rights resulted in the issuance of 13,775,057 new shares of the Company's Common Stock. Gross proceeds from the rights offering were $27.6 million. Net proceeds increased Shareholders' Equity by approximately $26.4 million. As of December 31, 1995, USX Corporation beneficially owns approximately 50.7% of the Company's Common Stock. However, in accordance with the provisions of a voting trust agreement, USX has placed 1,319,175 shares of RMI Common Stock into the trust so that the number of shares of stock held by USX and its affiliates outside the trust do not exceed the number of shares held by all other holders. This arrangement resulted in USX (exclusive of its affiliates) having a direct voting interest in RMI as of December 31, 1995 of approximately 42%. Per share and weighted average share amounts reported herein have been adjusted to reflect the reverse split and subsequent rights offering. Treasury Common Stock was not affected by the reverse split or rights offering.

NOTE 5--INVENTORIES:

                                                                         DECEMBER 31
                                                                   -----------------------
                                                                     1995           1994
                                                                   --------       --------
    Raw materials and supplies...................................  $ 22,609       $ 13,825
    Work-in-process and finished goods...........................    71,290         71,933
    Adjustment to LIFO values....................................   (19,846)       (13,292)
                                                                   --------       --------
                                                                   $ 74,053       $ 72,466
                                                                   ========       ========

     Included in inventories are costs relating to the Riser Contract and geothermal pipe contract. Such costs, net of amounts recognized to date, amounted to $2.5 million in 1995 and $8.1 million in 1994.

     During 1993 LIFO inventory quantities, which were carried at lower costs than those prevailing in prior years, were reduced. The effect of this reduction was to reduce cost of sales for 1993 by $128.

NOTE 6--ACCOUNTS RECEIVABLE:

                                                                          DECEMBER 31
                                                                     ---------------------
                                                                      1995          1994
                                                                     -------       -------
    Trade and commercial customers.................................  $39,655       $29,127
    Progress billings on uncompleted contracts.....................    2,604            --
    U. S. Government-DOE...........................................      662           423
                                                                     -------       -------
                                                                     $42,921       $29,550
    Less allowance for doubtful accounts...........................   (1,670)         (704)
                                                                     -------       -------
                                                                     $41,251       $28,846
                                                                     =======       =======

NOTE 7--PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is stated at cost and consists of the following:

                                                                         DECEMBER 31
                                                                    ---------------------
                                                                      1995         1994
                                                                    --------     --------
     Land.........................................................  $    659     $    659
     Buildings and improvements...................................    36,451       36,443
     Machinery and equipment......................................    77,409       79,460
     Other........................................................    13,684       13,607
     Construction in progress.....................................     5,541        7,326
                                                                    --------     --------
                                                                     133,744      137,495
     Less -- Accumulated depreciation.............................    93,780       87,479
                                                                    --------     --------
                                                                    $ 39,964     $ 50,016
                                                                    ========     ========

     The Company elected to adopt SFAS No. 121 effective June 30, 1995. After completing a review of its assets, the Company impaired the value of an asset consisting of design and engineering work for a proposed titanium tetrachloride facility. This asset was impaired due to recent market developments, the conclusion of certain joint venture negotiations and the determination that such a facility was not likely to be constructed in the near future. The asset carrying value has been reduced from $5.0 million to a nominal amount reflecting a fair value determination under SFAS No. 121 versus a determination of ultimate net realizable value under the Company's previous impairment approach.

NOTE 8--INCOME TAXES:

     As discussed in Note 2, effective January 1, 1993, the Company adopted the provisions of SFAS No. 109.

     Deferred taxes result from the following (in thousands):

                                                                         DECEMBER 31
                                                                    ---------------------
                                                                      1995         1994
                                                                    --------     --------
     Deferred taxes assets:
       Loss carryforwards ($104,133 expiring in 2006 through
          2010)...................................................  $ 37,488     $ 31,838
       Inventories................................................     5,929        5,590
       Property, plant and equipment..............................     6,223        5,494
       Intangible assets..........................................     1,514        2,243
       Other postretirement benefit costs.........................     6,522        6,090
       Other employment related items.............................     2,771        2,001
       Other......................................................     2,789        1,410
       Valuation allowance........................................   (56,036)     (54,666)
                                                                    --------     --------
          Total deferred tax assets...............................     7,200           --
                                                                    --------     --------
     Deferred tax liabilities.....................................        --           --
                                                                    --------     --------
          Net deferred taxes......................................  $  7,200     $     --
                                                                    ========     ========

     SFAS No. 109 requires a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of this deferred income tax asset depends on the Company's ability to generate sufficient taxable income in the future. The Company has evaluated the available evidence supporting the realization of future taxable income and, based upon that evaluation, believes it is more likely than not at this time that a portion of its deferred tax assets will be realized. Factors considered in the evaluation process included the return to profitability during the fourth quarter of 1995, a substantial and growing backlog of profitable orders and a general improvement in overall titanium industry operating conditions. Accordingly, a portion of the valuation allowance was released, resulting in a credit to income tax expense in the fourth quarter of 1995. The remaining valuation allowance was retained, in light of the requirement in SFAS No. 109 to give weight to objective evidence such as recent losses and the historical titanium industry business cycle.

     When preparing 1996 and future periods' interim and annual financial statements, the Company will periodically evaluate its strategic and business plans, in light of evolving business conditions, and the valuation allowance will be adjusted for future income expectations resulting from that process, to the extent different from those inherent in the valuation allowance established as of December 31, 1995.

     If an "ownership change" were to occur within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards would be subject to an annual limitation. Should the annual limitation apply, the Company believes that it would affect the timing of the use of, but not the ultimate ability of the Company to use, the net operating loss carryforwards to reduce future income tax liabilities.

     The difference between the statutory tax rate of 35% applied to the pretax loss and the effective tax rate for the year ended December 31, 1995 is due principally to the release of $7.2 million of the valuation allowance.

NOTE 9--LONG-TERM DEBT:

     On May 3, 1995, the Company reached agreement with the participating banks on the terms of an amendment to the $75 million revolving credit facility. The new agreement extends the maturity of the loan from March 15, 1996 to March 31, 1997. The amendment also modifies an existing financial covenant for the requirement to maintain a minimum balance of shareholders' equity, and provisions requiring the imposition of a borrowing base formula. Under the borrowing base formula, the Company can borrow up to the lesser of $75 million or an amount equal to the products of the aggregate value of each of various categories of collateral and an advance rate established by the banks for each category of collateral, plus an available overadvance. The agreement also contains a provision that if USX were to cease to beneficially own at least 48% of the Company's voting equity securities, the terms of the agreement would be subject to renegotiation and, in such event, failure by the Company and the banks to reach agreement on appropriate amendments to the facility could constitute an event of default. As of December 31, 1995 the Company was in compliance with the covenants and terms of the amended revolving credit facility. At December 31, 1995, the available and unused portion of the facility was $16.8 million. The Company is currently negotiating with certain of the participating banks to replace the existing agreement.

     The Company and the banks which are parties to the amended revolving credit facility are also parties to a second revolving credit facility which provides for up to an additional $5 million of borrowings. The second facility permits borrowings up to an amount determined pursuant to a borrowing base formula which includes only certain collateral related to, or arising out of, the Company's export sales. The second facility, which matures on September 26, 1996, is guaranteed by the Export Import Bank of the United States. This facility continues to be classified as long-term debt at December 31, 1995 based on the company's intent and ability to refinance at maturity through the use of its $75 million revolving credit facility.

                                                                               DECEMBER 31
                                                                           -------------------
                                                                            1995        1994
                                                                           -------     -------
Credit Agreement, dated May 3, 1995, final maturity March 31, 1997, bearing interest at rates ranging from 7.93% to 8.11% at December 31,
  1995 and 7.44% to 7.83% at December 31, 1994...........................  $58,200     $53,800
Foreign Loan Agreement, dated May 3, 1995, final maturity September 26,
  1996 bearing interest at 7.18% at December 31, 1995....................    5,000          --
Industrial revenue bond bearing interest at a floating rate based on weekly tax exempt market rates (5.5% and 6.1% at December 31, 1995 and
  1994, respectively) repayable in annual sinking fund payments of $120
  over 15 years from October 1988........................................      940       1,060
Current portion of long-term debt........................................     (120)       (120)
                                                                           -------     -------
                                                                           $64,020     $54,740
                                                                           =======     =======

     The minimum principal payments on long-term debt outstanding at December 31, 1995 for the succeeding five years are as follows:

                  1996...........................................  $   120
                  1997...........................................   63,320
                  1998...........................................      120
                  1999...........................................      120
                  2000...........................................      120

NOTE 10--PENSION PLANS:

     Pension expense was determined assuming an expected rate of return on plan assets of 9% for 1995 and 1994 and 10% in 1993. The components of pension expense for the three years ended December 31, 1995 are summarized as follows:

                                             1995                   1994                   1993
                                      ------------------      -----------------      -----------------
Service cost.......................              $ 1,063                $ 1,242                $ 1,092
Interest cost......................                5,064                  4,755                  4,940
Return on plan assets:
  Actual...........................   (10,598)                   809                 (3,460)
  Deferred gain (loss).............     6,095     (4,503)     (5,422)    (4,613)     (1,595)    (5,055)
                                      -------                 ------                 ------
Net amortization and deferral......                  606                    693                    611
                                                 -------                -------                -------
Pension expense....................              $ 2,230                $ 2,077                $ 1,588
                                                 =======                =======                =======

     Funds' status--The benefit obligations at December 31, 1995 and 1994 were determined using discount rates of 7.0% and 8.25%, respectively, and an assumed rate of compensation increase of 5.75% for both years.

                                                                          DECEMBER 31
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Fair value of plan assets......................................  $ 52,292     $ 44,465
    Projected benefit obligation (PBO).............................   (75,175)     (64,231)
                                                                     --------     --------
    Plan assets less than PBO......................................   (22,883)     (19,766)
    Unrecognized net loss..........................................    12,277        9,967
    Unrecognized transition obligation.............................     1,484        1,791
    Unrecognized prior service cost................................     3,903        2,579
    Adjustment required to recognize minimum liability.............   (14,068)     (11,366)
                                                                     --------     --------
      Net pension liability........................................  $(19,287)    $(16,795)
                                                                     ========     ========
    Accumulated benefit obligation.................................  $(71,579)    $(61,260)
                                                                     ========     ========
    Vested benefit obligation......................................  $(66,810)    $(57,962)
                                                                     ========     ========

     As of December 31, 1995, approximately 51% of the plans' assets are invested in equity securities, and 39% in government debt instruments and the balance in cash equivalents or debt securities.

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 87 "Employers Accounting for Pensions," the Company recorded in other noncurrent liabilities an additional minimum pension obligation of $14.1 million and $11.4 million as of December 31, 1995 and 1994, respectively, representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus accrued amounts previously recorded.

NOTE 11--POSTRETIREMENT HEALTH CARE BENEFITS AND OTHER EMPLOYEE BENEFITS:

     As discussed in Note 2, RMI adopted SFAS No. 106 effective January 1, 1993. The Company elected to recognize immediately the transition obligation determined at the date of adoption of the new accounting standard. The cumulative effect of this change in accounting principle resulted in a charge of $16.9 million to the Company's 1993 results.

     Net periodic postretirement benefit cost for the three years ended December 31, 1995 included the following components (in thousands):

                                                             1995       1994       1993
                                                            ------     ------     ------
        Service cost.....................................   $  266     $  357     $  316
        Interest cost....................................    1,543      1,533      1,337
        Net amortization and deferrals...................      119        254         --
                                                            ------     ------     ------
                                                            $1,928     $2,144     $1,653
                                                            ======     ======     ======

     The following table sets forth the plans' status reconciled with the amount reported in the Company's balance sheet at December 31, 1995 and 1994 (in thousands):

                                                                       1995         1994
                                                                     --------     --------
    Accumulated Postretirement Benefit Obligation ("APBO") attributable to:
      Retirees.....................................................  $(13,020)    $(11,867)
      Active participants..........................................    (8,692)      (7,242)
                                                                     --------     --------
         Total APBO................................................  $(21,712)    $(19,109)
                                                                     ========     ========
    Accrued liability included in balance sheet, including
      transition
      obligation...................................................  $(18,199)    $(17,768)
    Unrecognized net loss..........................................    (3,513)      (1,341)
                                                                     --------     --------
         Total APBO................................................  $(21,712)    $(19,109)
                                                                     ========     ========

     For measurement purposes, a 5% annual rate of increase in the per capita cost of postretirement medical benefits was assumed beginning in 1996 and declining to 0% in 2004. The ultimate costs of certain of the Company's retiree health care plans are capped at contractually determined out-of-pocket spending limits. The annual rate of increase in the per capita costs for these plans is limited to the contractually determined spending cap. The health care cost trend assumption has a significant effect on the amounts reported. For example, increasing the health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1995 by $2.3 million and increase net periodic expense by $0.2 million. The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1995 and 1994 was 7.0% and 8.25%, respectively.

     Effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 ("SFAS No. 112"), "Employer's Accounting for Postemployment Benefits." The results for the year ended December 31, 1994 reflect a one-time charge of $1.2 million representing the cumulative effect of adopting the new standard. The liabilities recorded pursuant to SFAS No. 112 relate principally to workers' compensation.

NOTE 12--OPERATING LEASES:

     The Company and its subsidiaries have entered into various operating leases for the use of certain equipment, principally office equipment and vehicles. The leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $1.3 million in 1995, $1.3 million in 1994, and $1.4 million in 1993. Future commitments under operating leases are considered to be immaterial by management of the Company.

NOTE 13--TRANSACTIONS WITH RELATED PARTIES:

     The Company, in the ordinary course of business, purchases goods and services, including conversion services, from USX and related companies. The cost of such transactions to the Company amounted to approximately $1.3 million in 1995, $0.7 million in 1994 and $0.1 million in 1993. The cost of these transactions were on terms no less favorable to the Company than those obtained from other parties. On August 2, 1993 the United States Steel and Carnegie Pension Fund (the "Pension Fund") was appointed as trustee of the Company's pension plans. The Pension Fund has for many years acted as trustee of USX

Corporation employee benefit plans. The Pension Fund is a registered investment advisor under the Investment Advisors Act of 1940, and receives a negotiated fee for such services. Other transactions with related parties are incidental to the Company's business and are not significant.

NOTE 14--OTHER INCOME STATEMENT INFORMATION:

     Costs incurred for repairs and maintenance of plant and equipment totaled $4.8 million, $3.3 million, and $2.8 million, for the years ended December 31, 1995, 1994, and 1993, respectively.

     Real and personal property taxes amounted to $1.8 million, $1.7 million, and $1.5 million, for the years ended December 31, 1995, 1994, and 1993, respectively.

     Other income (expense) for 1995 includes a $1.9 million impairment of the Company's investment in the Permipipe Titanium AS joint venture. 1993 amounts include a $1.4 million gain on sales and retirements of equipment and facilities.

NOTE 15--CONTINGENCIES:

     In connection with the Reorganization, the Company has agreed to indemnify USX and Quantum against liabilities related to their ownership of RMI Company and its immediate predecessor, Reactive Metals, Inc., which was formed by USX and Quantum in 1964.

     The Company is the subject of, or a party to, a number of pending or threatened legal actions involving a variety of matters.

AIRCRAFT PRODUCT LIABILITY

     The Company was named as a defendant in a number of cases arising from the aircraft crash at Sioux City, Iowa, which occurred on July 19, 1989. In its final report, issued November 1, 1990, the National Transportation Safety Board ("NTSB") concluded that the titanium used to manufacture the fan disc which ultimately failed, leading to the crash, was supplied by a major competitor of the Company. In November, 1995 the Company was granted summary judgement in this matter dismissing it from all cases.

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

     With regard to the Fields Brook Superfund Site, the Company, together with 31 other companies, has been identified by the EPA as a potentially responsible party ("PRP") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The EPA's 1986 estimate of the cost of remediation of the Fields Brook operable sediment unit was $48 million. Recent studies, together with improved remediation technology and redefined cleanup standards, have resulted in a more recent estimate of the remediation cost of approximately $25 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

     The EPA, in March 1989, ordered 22 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study, which studies are currently estimated to cost $19 million. The Company, working cooperatively with fourteen others in accordance with two separate agreements, is complying with the order. The Company has accrued and has been paying its portion of the cost of complying with the EPA's order, which includes the studies. It is anticipated that the studies will be completed no earlier than late 1996. Actual cleanup would not commence prior to that time. The Company's share of the design cost has been established at 9.95%. On June 21, 1995, the Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to the Company. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     At December 31, 1995, the amount accrued for future environmental-related costs was $2.4 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.7 million to $6.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

     For a more detailed discussion of environmental matters, see
"Business--Legal Proceedings-- Environmental."

NOTE 16--STOCK OPTION AND RESTRICTED STOCK AWARD PLANS:

STOCK OPTION INCENTIVE PLAN:

     The 1989 Stock Option Incentive Plan authorized the granting of options to purchase up to 775,500 shares of Common Stock to eligible officers and key management employees at not less than the market value on the date the options are granted. Options granted included stock appreciation rights. The option period may not exceed ten years from the date of the grant. During 1995 substantially all option holders voluntarily relinquished their stock appreciation rights. No further grants will be made under the plan.

     The following table presents a summary of stock option transactions under the 1989 Stock Option Incentive Plan: (as adjusted for the one-for-ten reverse stock split and rights offering)

                                                                 SHARES       OPTION PRICE
                                                                 -------     --------------
     Balance December 31, 1992.................................  332,151     $4.13 - 13.32
     Granted...................................................  103,390          2.80
     Exercised.................................................       --           --
     Forfeited.................................................  (73,714)     4.13 - 13.32
                                                                 -------     -------------
     Balance December 31, 1993.................................  361,827     $2.80 - 13.32
     Granted...................................................  370,000          4.06
     Exercised.................................................       --           --
     Forfeited.................................................  (44,083)     2.80 - 13.32
                                                                 -------     -------------
     Balance December 31, 1994.................................  687,744     $2.80 - 13.32
     Granted...................................................       --           --
     Exercised.................................................  (54,478)     2.80 -  6.91
     Forfeited.................................................  (18,094)     2.80 - 13.32
                                                                 -------     -------------
     Balance December 31, 1995.................................  615,172     $2.80 - 13.32
                                                                 =======     =============

1989 EMPLOYEE RESTRICTED STOCK AWARD PLAN:

     The 1989 Restricted Stock Award Plan authorized the granting of shares of Common Stock to employees who have made significant contributions to the success of the Company. The plan authorized the award of up to 300,000 shares of Common Stock, subject to adjustment in certain circumstances. Shares awarded are subject to restrictions.

     In 1995 and 1993, respectively, 10,000 and 134,000 shares of Common Stock were awarded under the plan. No grants were made in 1994. Compensation expense equivalent to the fair market value of the shares on the date of the grant is being recognized over the vesting periods during which the restrictions lapse. All restrictions on the 1993 grants were removed as of April 4, 1994. No further grants will be made under the plan.

NON-EMPLOYEE DIRECTOR RESTRICTED STOCK AWARD PLAN:

     The Non-Employee Director Restricted Stock Award Plan authorized the granting of up to 15,000 shares of Common Stock to directors who are not and have never been officers or employees of the Company. Shares awarded are subject to a restriction providing that a participant shall not be permitted to sell, transfer, pledge or assign awarded shares during the period commencing with the date of an award and ending upon the participant retiring from the Board of Directors. On the date of the Company's Annual Meeting of Shareholders each calendar year, each eligible director was awarded 300 restricted shares. No grant of such shares may be made after December 31, 1994.

1995 STOCK PLAN

     The RMI Titanium Company 1995 Stock Plan, which was approved by a vote of the Company's shareholders at the 1995 Annual Meeting of Shareholders, replaced both the 1989 Stock Option Incentive Plan and the 1989 Employee Restricted Stock Award Plan. The plan permits the grant of any or all of the following types of awards in any combination: Stock Options, Stock Appreciation Rights and Restricted Stock. Up to 2% of the outstanding Common Stock, as determined on December 31 of the preceding year, may be granted annually. The Stock Plan Committee, appointed by the Board of Directors, administers the plan, and determines the type or types of grants to be made under the plan and shall set forth in each such grant the terms, conditions and limitations applicable to grants, including provisions relating to a possible change in control of the Company.

     As of December 31, 1995, no grants had been made under the Plan.

NOTE 17--SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The following table sets forth selected quarterly financial data for 1995 and 1994.

                                                        1ST         2ND         3RD         4TH
                        1995                          QUARTER(1)  QUARTER(1)  QUARTER     QUARTER(2)
----------------------------------------------------  -------     -------     -------     -------
Sales...............................................  $40,103     $39,621     $42,912     $48,530
Gross profit........................................    1,937      (3,999)      2,890       5,389
Operating profit (loss).............................     (877)     (7,422)        199       2,880
Net income (loss)...................................   (1,863)    (10,509)       (967)      8,731
Net income (loss) per share.........................    (0.12)      (0.69)      (0.06)       0.57

                                                        1ST         2ND         3RD         4TH
                        1994                          QUARTER     QUARTER     QUARTER     QUARTER
----------------------------------------------------  -------     -------     -------     -------
Sales...............................................  $36,360     $35,337     $32,842     $38,853
Gross profit........................................      527         693         996         887
Operating loss......................................   (2,216)     (2,017)     (1,984)     (1,754)
Cumulative effect of change in accounting
  principle.........................................   (1,202)         --          --          --
Net loss............................................   (4,131)     (3,023)     (2,780)     (2,830)
Net loss per common share before change in
  accounting principle..............................    (1.99)      (2.05)      (0.21)      (0.18)
Net loss per share..................................    (2.80)      (2.05)      (0.21)      (0.18)

---------

(1) The effect of adopting SFAS No. 121 amounting to $5,031, previously reported as a cumulative effect of a change in accounting principle in the first quarter of 1995, has been adjusted to reflect such affect as an element of operating income in the second quarter of 1995.

(2) Net income in the fourth quarter of 1995 was favorably affected by the recognition of a $7,200 income tax benefit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this report, information concerning the directors of the Company is incorporated by reference to "Election of Directors" on pages 6 through 8 of the 1996 Proxy Statement. Information concerning reporting pursuant to Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to "Board of Directors--Section 16 Reporting" on page 5 of the 1996 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to "The Board of Directors-Compensation of Directors" on page 5 and "Executive Compensation" on pages 11 and 14 (from the caption Pension Benefits) through 15, of the 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to "Other Information-Security Ownership" on pages 9 through 11 of the 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to "Other Information-Certain Transactions" on page 15 of the 1996 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) AND (2) FINANCIAL STATEMENTS

     See "Financial Statements."

     (3) SEE INDEX TO EXHIBITS.

(B) REPORT ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1995

     None.

(C) EXHIBITS

     The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RMI TITANIUM COMPANY


                                            By   /s/ TIMOTHY G. RUPERT
                                               ----------------------------
                                                     Timothy G. Rupert
                                              Senior Vice President and Chief
                                                     Financial Officer
Dated: March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE AND TITLE                              DATE
          -------------------                              ----
CRAIG R. ANDERSSON, Director;
NEIL A. ARMSTRONG, Director;
DANIEL I. BOOKER, Director;
RONALD L. GALLATIN, Director;
CHARLES C. GEDEON, Director;
ROBERT M. HERNANDEZ, Director;
LOUIS A. VALLI, Director; and
WESLEY W. VON SCHACK, Director


By   /s/ TIMOTHY G. RUPERT                              March 25, 1996
   ----------------------------
      Timothy G. Rupert
      Attorney-in-Fact

By  /s/ L. FREDERICK GIEG, JR.                          March 25, 1996
   ----------------------------
    L. Frederick Gieg, Jr., President
and Chief Executive Officer and Director
     (Principal Executive Officer)

By  /s/ TIMOTHY G. RUPERT                               March 25, 1996
   ---------------------------
        Timothy G. Rupert,
    Senior Vice President and
     Chief Financial Officer
    (Principal Financial and
       Accounting Officer)

                               INDEX TO EXHIBITS

                                                                                   SEQUENTIAL
EXHIBIT                                                                               PAGE
  NO.                                  DESCRIPTION                                   NUMBER
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

   4.1     Amended and restated Bank Credit Agreement between Society National
           Bank, PNC Bank, National Association, and NBD Bank, N.A., as Banks,
           Society National Bank as Agent, and RMI Titanium Company dated as of May 3, 1995, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

   4.2     Foreign Loan Agreement between Society National Bank, PNC Bank,
           National Association, and NBD Bank, as Banks, Society National Bank as Agent, and RMI Titanium Company dated May 3, 1995, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period end June 30, 1995.

   4.3     Specimen Common Stock Certificate of the Company.

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

  10.3 RMI Company Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 No. 33-30667 Amendment No. 2.

  10.4 RMI Titanium Company 1989 Stock Option Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company's Registration
           Statement on Form S-1 No. 33-30667 Amendment No. 2.

  10.5     RMI Titanium Company Supplemental Pension Plan effective August 1,
           1987, and amended as of December 12, 1990, incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1990.

  10.6 RMI Titanium Company 1989 Employee Restricted Stock Award Plan, incorporated by reference to Exhibit 10.6 to the Company's
           Registration Statement on Form S-1, No. 33-30667 Amendment No. 2.

                                                                                   SEQUENTIAL
EXHIBIT                                                                               PAGE
  NO.                                  DESCRIPTION                                   NUMBER
-------    -------------------------------------------------------------------   ---------------
  10.7     Amendment to RMI Titanium Company 1989 Employee Restricted Stock
           Award Plan, incorporated by reference to Exhibit 10.10 to the
           Company's Annual Report on Form 10-K for the year ended December
           31, 1990.

  10.8 RMI Titanium Company Excess Benefits Plan effective July 18, 1991, incorporated by reference to Exhibit 10.11 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1991.

  10.9 Sales Agreement for the supply of titanium sponge and plasma electrodes between Oregon Metallurgical Corporation and RMI
           Titanium Company dated as of August 8, 1994 (without exhibits).+

  10.10    Sales Agreement for the supply of titanium sponge between Osaka
           Titanium Co., Ltd., Summitomo Corporation, Summitomo Corporation of
           America, and RMI Titanium Company dated as of September 4, 1992
           (without exhibits).+

  10.11    RMI Titanium Company 1995 Stock Plan.

  21       Subsidiaries of the Company.

  23.1     Consent of Price Waterhouse LLP.

  24       Powers of Attorney.

  27       Financial Data Schedule.

  27.1     Financial Statements of The RMI Employee Savings and Investment
           Plan for the year ended December 31, 1994 (to be filed by amendment).

  27.2 Financial Statements of The RMI Bargaining Unit Employee Savings and Investment Plan for the year ended December 31, 1995 (to be filed by amendment).

---------

+ Confidential treatment has been requested.