Form 10-K/A
period 1995-12-31
RMI TITANIUM CO
filed 1996-04-29
CIK 854663

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


(MARK ONE)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required] for the fiscal year ended December 31, 1995 or

[    ]  Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [no fee required] for the transition period from to
        --------------    ---------------

                         COMMISSION FILE NUMBER 1-10319

                              RMI TITANIUM COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             OHIO                                       31-0875005
   (State of Incorporation)                   (I.R.S. Employer Identification No.)

   1000 WARREN AVENUE, NILES, OHIO                         44446
(Address of principal executive offices)                 (Zip Code)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 330-544-7700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                   ON WHICH REGISTERED
          -------------------                  ---------------------
Common Stock, Par Value $0.01 Per Share       New York Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996: $90,766,950. The amount shown is based on the closing price of the registrant's common stock on the New York Stock Exchange on that date. Shares of common stock known by the registrant to be beneficially owned by officers or directors of the registrant or persons who have filed a report on Schedule 13D or 13G are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.


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

                            ------------------------

                               TABLE OF CONTENTS


                                                                                           PAGE
                                                                                           ----
                                            PART I

Item 1.    Business.....................................................................     1
Item 2.    Properties...................................................................     8
Item 3.    Legal Proceedings............................................................     8
Item 4.    Submission of Matters to a Vote of Security Holders..........................    11

                                            PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters....    11
Item 6.    Selected Financial Data......................................................    12
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................    12
Item 8.    Financial Statements and Supplementary Data..................................    19
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................................    38

                                           PART III

Item 10.   Directors and Executive Officers of the Registrant...........................    38
Item 11.   Executive Compensation.......................................................    38
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............    38
Item 13.   Certain Relationships and Related Transactions...............................    38

                                            PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............    38
Signatures..............................................................................    39
Index to Exhibits.......................................................................    40

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


     Historically, a majority of the U.S. titanium industry's output has been used in aerospace applications. In recent years, increased quantities of the industry's output have been used in nonaerospace applications. Based on data published by the U.S. Bureau of Mines, the Company estimates that more than 35% of the total 1995 U.S. market shipments, including exports, were made to nonaerospace markets, including the oil and gas, geothermal energy production and chemical process industries and golf club manufacturing.


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

                    SHIPMENT AND MILL PRODUCT PRICE HISTORY

Measurement Period                  RMI Shipments  Industry Shipments  RMI Avg. Price
- ------------------                  -------------  ------------------  --------------
'77                                        9.6            21.4              5.0
'78                                       11.3            30.7              5.5
'79                                       13.0            33.0              8.1
'80                                       14.0            39.5             12.2
'81                                       15.0            35.0             15.7
'82                                       10.0            28.0             16.3
'83                                        8.5            23.5             10.5
'84                                       13.7            31.3             10.0
'85                                       13.7            31.3             10.2
'86                                       13.0            29.0              9.6
'87                                       13.7            30.3              9.3
'88                                       14.5            34.5             10.7
'89                                       16.0            38.0             12.2
'90                                       16.5            34.5             13.1
'91                                       11.5            21.5             12.2
'92                                       11.5            23.5             11.3
'93                                       11.3            24.7             10.6
'94                                       11.6            23.4              9.9
'95                                       14.4            28.6             10.9

Sources: RMI and Titanium Development Association.


     Although military aerospace markets remain depressed, commercial aerospace markets have shown a recent increase in demand. In 1995, most major U.S. commercial airline carriers reported stronger operating profits, and in the second half of 1995 the commercial aerospace industry began to restore depleted inventories of titanium mill products and aircraft manufacturers began to increase build rates. RMI estimates, based on U.S. Bureau of Mines data, that domestic industry mill product shipments to the commercial aerospace market in 1995 were approximately 20 million pounds, an increase of approximately 18% compared to 1994. Based on U.S. Bureau of Mines data, that total industry shipments in 1995 were 44 million pounds, an increase of 26% compared to 1994.


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

     The amount of the Company's consolidated sales and the percentage of consolidated sales represented by each class of product during the five years ended December 31, 1995 were as follows:

                                                                       SALES
                                                              YEAR ENDED DECEMBER 31,
                             -----------------------------------------------------------------------------------------
                                 1995               1994               1993               1992               1991
                             -------------      -------------      -------------      -------------      -------------
                                                               (Dollars in Millions)
Mill products.............   $138.1     81%     $103.8     72%     $ 96.5     76%     $110.5     81%     $128.8     78%
Fabricated products and
  other services..........     26.9     16        31.1     22        20.5     16        16.7     13        17.3     10
Other(1)..................      6.2      3         8.5      6        10.4      8         5.8      4         6.3      4
Discontinued
  products(2).............       --     --          --     --          --     --         2.6      2        13.2      8
                             ------    ---      ------    ---      ------    ---      ------    ---      ------    ---
  Total...................   $171.2    100%     $143.4    100%     $127.4    100%     $135.6    100%     $165.6    100%
                             ======    ===      ======    ===      ======    ===      ======    ===      ======    ===

- ---------

(1) Includes DOE remediation and restoration contract.

(2) Discontinued products includes titanium sponge, sodium chloride, sodium hypochlorite and metallic sodium, which are no longer manufactured by the Company.

  MILL PRODUCTS

     The Company produces a full range of titanium mill products which are used in both the aerospace and nonaerospace markets.


     Aerospace. Mill product sales to the commercial and military aerospace industries accounted for approximately 64% and 11%, respectively, of RMI's 1995 mill product sales compared to approximately 50% and 13% of RMI's 1994 mill product sales. RMI sells titanium mill products to major aircraft manufacturers and to subcontractors in the commercial and military aerospace industries. The Company's products are certified and approved for use by all major domestic and most international manufacturers of commercial and military aircraft and jet engines. Products such as sheet, plate, strip, bar, billet and ingot are utilized in aircraft bulkheads, tail sections, wing supports and carry-through structures and various engine components including rotor blades, vanes, discs, rings and engine cases.



     As of December 31, 1995, the leading manufacturers of commercial aircraft, Boeing Company, McDonnell Douglas Corporation and Airbus Industrie, reported an aggregate of approximately 1,869 planes under firm order and deliverable over the next five years. The comparable backlogs as of December 31, 1994 and 1993 were 1,742 planes and 2,022 planes, respectively. Included in this backlog for 1995 are 230 firm orders for the new Boeing 777 wide-body aircraft, which requires more titanium than any other commercial aircraft. Deliveries of commercial aircraft by these three manufacturers totaled 380 in 1995, 432 in 1994, and 546 in 1993. Because it typically takes from 12 to 18 months from placement of an order until delivery of a commercial aircraft, realized delivery rates generally lag behind announced backlog estimates. In addition, changing economic conditions and instability in the domestic commercial airline industry may cause manufacturers to re-evaluate aircraft orders and options, thus affecting realized aircraft delivery rates.



     Nonaerospace. Principal nonaerospace mill products include commercially pure (unalloyed) strip, welded tube and plate used for oil and gas and geothermal energy production, chemical processing and pulp and paper equipment. Bar is sold for the production of medical implants and high-performance automotive engine parts. The Company is also a leading supplier of commercially pure titanium plate and strip, which offers superior corrosion resistance and ductility for critical forming and metal expansion required in applications such as heat exchangers and anodes for the chlorine industry. Nonaerospace sales accounted for approximately 25% of the Company's mill product sales in 1995 and 37% of such sales in 1994. Since the Company's entry into strip production in 1984 and tube production in 1986, sales of these two products have grown to a majority of the Company's total nonaerospace mill product sales.


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


     Almost every major golf club manufacturer, including Callaway, Cleveland, Cobra, Lynx, Taylor Made, Titleist and Tommy Armour, is currently marketing a titanium driver, and several of the major manufacturers are using titanium in club heads for other clubs, including woods, irons and putters. Certain golf club manufacturing companies have introduced full sets of titanium golf clubs. A number of golf club head casting companies have announced expansions of their golf club head production facilities. The Company sells titanium mill products directly to golf club casting companies who, in turn sell their products to major golf club manufacturers. Sales to the emerging golf club market were not significant in 1995 and 1994.


  FABRICATED PRODUCTS AND OTHER SERVICES


     Fabricated products include pipe, engineered tubular products for the oil and gas and geothermal energy production industries, hot-formed and superplastically formed parts and cut shapes for aerospace applications and titanium metal powders. Titanium powders are used for alloy additions, superconductors, grain refinement of other metals and titanium powder metal parts. Other services include conversion and fabrication services for other titanium and specialty metals producers and project management. Revenues from fabricated products and other services accounted for 16% of RMI's sales in 1995 and 22% in 1994. Sales to the aerospace market represented 51% and 41% of such sales in 1995 and 1994, respectively, with sales to the nonaerospace market representing the balance.



     The Company has devoted significant resources, the costs of which have been expensed, to develop new applications and markets for titanium in the oil and gas and geothermal energy production industries. Sales to the oil and gas and geothermal energy production industries were 3% of RMI's sales in 1995 compared to 9% in 1994.



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

  OTHER


     The Company has a long-term agreement with the DOE covering the remediation and restoration of the Company's closed facilities in Ashtabula, Ohio, for which the DOE is responsible as a result of work performed there by the Company for the U.S. government. The Company is serving as the prime contractor during the remediation and restoration period. Year-to-year revenues and the time of completion of the project will depend on DOE funding. In 1995, the Company recognized $6.2 million in such revenues compared to $8.5 million in 1994 and $10.4 million in 1993. As the prime contractor, the Company provides management services necessary to complete assessment, clean-up and remediation activities.


EXPORTS


     Most of the Company's exports, with the exception of the drilling riser discussed above under "Products and Markets--Fabricated Products and Other Services," have consisted of titanium mill products used in aerospace markets. Other exports include slab, commercially pure strip, plate and welded tubing used in nonaerospace markets. The Company's export sales in 1995 were approximately $30.1 million, or 18% of sales. Such sales were made primarily to the European market, where the Company believes it is a leader in supplying alloy flat-rolled titanium mill products as well as rotating-quality billet. The Company's export sales were $39.8 million, or 27% of sales, and $24.2 million, or 19% of sales in 1994 and 1993, respectively. Export sales in 1994 and 1993 include revenues recognized in connection with the titanium drilling riser contract. Most of the Company's export sales are made in U.S. dollars which minimizes exposure to foreign currency fluctuations.


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

CONVERSION


     The Company utilizes third-party converters to melt and/or finish approximately 35% of its mill products. The use of these converters raises the Company's effective processing capacity. Certain mill products, such as hot band and cold rolled strip and oversized plate, are produced entirely by such converters using semi-finished titanium mill products supplied by the Company. The Company, however, is responsible for inspecting and delivering these products to customers. The Company maintains long-term relationships with many of these conversion companies. The Company believes that, if necessary, it could obtain alternative sources for conversion services.


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


     One of the sponge contracts, which is with a competing producer of mill products, permits the Company to purchase up to seven million pounds per year at specified prices per pound during 1996, depending on the volume of sponge purchased, and thereafter through 2003 at the Company's option at either market price (but not below the supplier's cost) or the price in effect under the contract for 1996 plus adjustments for changes in certain of the supplier's costs, such as labor, electricity and materials. The other contract, which is with a Japanese supplier, permits the Company to purchase up to four million pounds of sponge per year through 1999, either at market price or a 1994 base price plus changes in certain of the supplier's costs, such as labor, electricity and materials. In addition, this contract permits the Company to purchase up to an additional two million pounds of sponge at negotiated prices. These contracts are subject to renegotiation or termination under certain circumstances. The Company purchases the balance of its sponge requirements pursuant to short-term agreements or at negotiated prices. Prices for the Company's 1996 requirements have already been set under these contracts and other short-term arrangements. In addition, RMI has negotiated at firm prices approximately one-third of its anticipated sponge requirements for customer orders scheduled for delivery in 1997.


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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of the Company together with their ages, as of December 31, 1995, and titles.

                NAME                   AGE                          TITLE
                ----                   ---                          -----
L. Frederick Gieg, Jr................  64      President and Chief Executive Officer
John H. Odle.........................  53      Senior Vice President -- Commercial
Timothy G. Rupert....................  49      Senior Vice President and Chief Financial Officer

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

                            MANUFACTURING FACILITIES

                                                                       ANNUAL RATED     ANNUAL PRACTICAL
        LOCATION                           PRODUCT                       CAPACITY         CAPACITY(1)
        --------                           -------                       --------         -----------
Niles, Ohio                Ingot (Million Pounds)..................          36                 30
Niles, Ohio                Mill Products (Million Pounds)..........          22                 20
Hermitage, Pennsylvania    Tube (Thousand Pounds)..................         780                780
Washington and             Hot-Formed and Superplastically-Formed
  Sullivan Missouri          Components (Thousand Press Hours).....          21                 21
Salt Lake City, Utah       Powders (Million Pounds)................         1.5                1.5


- ---------

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


     Fields Brook Superfund Site. The Company, together with 31 other companies, has been identified by the U.S. Environmental Protection Agency (the "EPA") as a potentially responsible party ("PRP") under CERCLA with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The EPA's 1986 estimate of the cost of remediation of the Fields Brook sediment operable unit was $48 million. Recent studies, together with improved remediation technology and redefined cleanup standards, have resulted in a more recent estimate of the remediation cost of approximately $25 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.


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


     Given the status of the proceedings at certain of these sites, and the evolving nature of environmental laws, regulations, and remediation techniques, the Company's ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company's policy to recognize in its financial statements environmental costs as an obligation becomes probable and a reasonable estimate of exposure can be determined. At December 31, 1995, the amount accrued for future environmental-related costs was $2.4 million. Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.7 to $6.3 million in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

COMMON STOCK DATA:

     Principal market for Common Stock: New York Stock Exchange

     Holders of record of Common Stock at January 31, 1996: 863

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 1995

                                    QUARTER                              HIGH     LOW
                                    -------                              ----     ---
        First..........................................................  $ 5 1/2   $3 1/8
        Second.........................................................    9 3/4    3 3/4
        Third..........................................................   10 3/8    6 3/4
        Fourth.........................................................    9 7/8    6 1/2
        Year...........................................................  $10 3/8   $3 1/8

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 1994

                                    QUARTER                              HIGH     LOW
                                    -------                              ----     ---
        First..........................................................  $21 1/4  $15
        Second.........................................................   17 5/8    2 3/8
        Third..........................................................    2 3/4    2
        Fourth.........................................................    5 5/8    2 1/2
        Year...........................................................  $21 1/4  $ 2

- ---------

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

ITEM 6.  SELECTED FINANCIAL DATA

                               FIVE YEAR SUMMARY
                (Dollars in thousands except for per share data)
                            (Year ended December 31)

                                    1995            1994            1993            1992            1991
                                    ----            ----            ----            ----            ----
INCOME STATEMENT DATA:
Sales..........................   $171,166        $143,392        $127,397        $135,607        $165,568
Operating loss.................     (5,220)(1)      (7,971)        (10,764)        (11,387)        (52,712)(2)
Loss before cumulative effect
  of a change in accounting
  principle....................     (4,608)(3)     (11,562)        (11,955)        (14,062)        (57,085)
Net loss.......................     (4,608)(3)     (12,764)(4)     (28,893)(5)     (14,062)        (57,085)

BALANCE SHEET DATA:
(at end of period)
Working capital................   $ 86,738        $ 74,694        $ 66,319        $ 72,229        $ 79,820
Total assets...................    171,559         160,810         152,647         153,257         173,888
Long-term debt due after one
  year.........................     64,020          54,740          66,660          62,280          58,800
Equity.........................     36,889          42,596(6)       27,861          63,302          77,705

NET LOSS PER COMMON SHARE: (7)
Before change in accounting
  principle....................   $  (0.30)       $  (1.45)       $  (8.14)       $  (9.66)       $ (39.17)
Net loss.......................      (0.30)          (1.60)         (19.67)          (9.66)       $ (39.17)

- ---------

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

OVERVIEW

     Historically, a majority of the U.S. titanium industry's output has been used in aerospace applications. The cyclical nature of the aerospace industry has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. Over the past 19 years, titanium mill products shipments registered cyclical peaks of 54 million pounds in 1980 and 55 million pounds in 1989. Beginning in 1991, the industry experienced a dramatic downturn in demand for mill products. Domestic industry shipments fell from

53 million pounds in 1990 to 34 million pounds in 1991, a decrease of 35%, the largest single one year decrease in the history of the industry. This most recent decline in industry shipments reflects a sharp decline in military aerospace demand, which continues to the present, and a decline in commercial aircraft build rates due in part to significant financial losses suffered by U.S. commercial airline carriers. RMI's average realized mill product selling prices deteriorated during the years 1993 and 1994 and were approximately 30% below 1990 levels.



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



     During 1995, the use of titanium in golf clubs emerged as an important nonaerospace market for the U.S. titanium industry. See "Business--Products and Markets--Mill Products." The Company believes that titanium shipments for use in golf clubs amounted to approximately 8% of U.S. industry mill product shipments in 1995. Based on industry estimates, RMI believes that U.S. industry mill product shipments to the golf club market could increase to eight million pounds in 1996. The Company cannot give any assurances as to the extent or the level of demand from the golf club market. The golf club market benefits RMI indirectly by increasing prices for titanium mill products industry-wide. Although demand for titanium scrap for the golf club manufacturing market has placed upward pressure on the Company's raw material costs, this pressure has been more than offset to date by higher selling prices for the Company's mill products.



     In response to industry-wide conditions the Company closed its sponge production facilities in early 1992, which allowed the Company to stem immediately significant losses generated at these plants, as well as maintain the flexibility to purchase titanium sponge and other raw materials, such as foreign or domestic scrap, at favorable prices. The Company entered into two long-term titanium sponge supply arrangements which assure a supply of a substantial portion of the Company's expected sponge requirements. Prices for the Company's 1996 requirements have already been set under these contracts and other short term arrangements. In addition, RMI has negotiated at firm prices approximately one-third of its anticipated sponge requirements for customer orders scheduled for delivery in 1997. The Company will purchase the balance of its sponge requirements at negotiated prices from a number of suppliers. If demand for titanium products continues to increase, it is possible that supplies of titanium sponge could become limited or that prices could increase substantially, or both, and, as a result, that the Company's costs could rise accordingly. See "Item 1--Business--Raw Materials." These actions have reduced the Company's raw material costs during the years 1993 through 1995 and should continue to improve the Company's competitive position. Raw material prices are a significant factor in the overall cost of production of the Company's titanium mill products. RMI has instituted raw material escalator and surcharge clauses on all of its new incoming orders. These escalators and surcharges are linked directly to current raw material prices for titanium sponge, alloys and scrap. However, because of the cyclical nature of the titanium industry and the effect that overall demand for titanium mill products may have on future pricing, the Company can give no assurances as to the continuing ability to recover raw material cost increases.


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


     Other Income (Expense). Other income (expense) for 1995 included a $1.9 million charge for impairment of the Company's investment in a joint venture. In June 1995, the Company and Permascand AB of Sweden decided, for economic reasons, to discontinue operations of Permipipe Titanium AS, their welded titanium pipe joint venture in Norway. Amounts in 1993 include a $1.4 million gain on sales and retirements of equipment and facilities.


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


     Income Taxes. In 1995, an income tax benefit of $7.2 million was recorded to recognize a portion of the Company's deferred tax assets believed more likely than not to be realized under the provisions of SFAS No. 109, "Accounting for Income Taxes." For additional information, including a potential Section 382 limitation due to a change in control see "Income Tax Considerations" below. No tax provision or benefit was recorded in either 1994 or 1993.


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


     The Company anticipates that it will be able to fund its 1996 working capital requirements and its capital expenditures primarily from funds generated by operating activities and, to the extent necessary, from borrowings under its negotiated credit facility. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, additional borrowings and other sources of external financing as needed.


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


     At December 31, 1995, the amount accrued for future environment-related costs was $2.4 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.7 million to $6.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects. In 1992, the EPA filed a complaint and proposed a $1.4 million civil penalty for alleged failure to comply with RCRA. The Company is contesting the complaint. Based on the preliminary nature of the proceeding the Company is currently unable to determine the ultimate liability, if any, that may arise from this matter.


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

PRICE WATERHOUSE LLP
Pittsburgh, Pennsylvania
January 26, 1996

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31
                                                           --------------------------------------
                                                              1995          1994          1993
                                                              ----          ----          ----
Sales....................................................  $  171,166     $ 143,392     $ 127,397
Operating costs:
Cost of sales (Note 7)...................................     164,949       140,289       127,486
Selling, general and administrative expenses.............       9,576         9,531         9,133
Research, technical and product development expenses.....       1,861         1,543         1,542
                                                           ----------     ---------     ---------
          Total operating costs..........................     176,386       151,363       138,161
                                                           ----------     ---------     ---------
Operating loss...........................................      (5,220)       (7,971)      (10,764)
Other (expense) income--net..............................      (1,622)         (291)        1,554
Interest expense.........................................      (4,966)       (3,300)       (2,745)
                                                           ----------     ---------     ---------
Loss before income taxes.................................     (11,808)      (11,562)      (11,955)
Provision (credit) for income taxes (Note 8).............      (7,200)           --            --
                                                           ----------     ---------     ---------
Loss before cumulative effect of change in accounting
  principle..............................................      (4,608)      (11,562)      (11,955)
Cumulative effect of change in accounting principle
  (Note 11)..............................................          --        (1,202)      (16,938)
                                                           ----------     ---------     ---------
Net loss.................................................  $   (4,608)    $ (12,764)    $ (28,893)
                                                           ==========     =========     =========
Net loss per common share:
  Before cumulative effect of change in accounting
     principle...........................................  $    (0.30)    $   (1.45)    $   (8.14)
  Cumulative effect of change in accounting principle....          --         (0.15)       (11.53)
                                                           ----------     ---------     ---------
Net loss.................................................  $    (0.30)    $   (1.60)    $  (19.67)
                                                           ==========     =========     =========
Weighted average shares outstanding (Note 4).............  15,301,854     7,958,395     1,468,885
                                                           ==========     =========     =========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              RMI TITANIUM COMPANY

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                         1995          1994
                                                                         ----          ----
                                            ASSETS
CURRENT ASSETS:
Cash and cash equivalents............................................  $     509      $    385
Receivables, less allowance for doubtful accounts of $1,670 and
  $704...............................................................     41,251        28,846
Inventories..........................................................     74,053        72,466
Deferred tax asset...................................................      1,036            --
Other current assets.................................................      1,656         1,674
                                                                       ---------      --------
     Total current assets............................................    118,505       103,371
Property, plant and equipment, net of accumulated depreciation.......     39,964        50,016
Noncurrent deferred tax asset........................................      6,164            --
Other noncurrent assets..............................................      6,926         7,423
                                                                       ---------      --------
     Total assets....................................................  $ 171,559      $160,810
                                                                       =========      ========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt....................................  $     120      $    120
Accounts payable.....................................................     17,646        17,832
Accrued wages and other employee costs...............................      7,237         7,238
Other accrued liabilities............................................      6,764         3,487
                                                                       ---------      --------
     Total current liabilities.......................................     31,767        28,677
Long-term debt.......................................................     64,020        54,740
Accrued postretirement benefit cost..................................     18,795        17,286
Noncurrent pension liabilities.......................................     18,078        15,501
Other noncurrent liabilities.........................................      2,010         2,010
                                                                       ---------      --------
     Total liabilities...............................................    134,670       118,214
                                                                       ---------      --------
Contingencies (see Note 15)..........................................

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value; 5,000,000 shares authorized;
  no shares outstanding..............................................         --            --
Common Stock, $0.01 par value, 30,000,000 shares authorized;
  15,908,091 and 15,838,661 shares issued (Note 4)...................        159           158
Additional paid-in capital (Note 4)..................................    151,715       151,058
Accumulated deficit..................................................   (103,526)      (98,918)
Excess minimum pension liability.....................................     (8,381)       (6,633)
Treasury Common Stock, at cost (shares: 1995-568,198;
  1994-567,100)......................................................     (3,078)       (3,069)
                                                                       ---------      --------
     Total shareholders' equity......................................     36,889        42,596
                                                                       ---------      --------
     Total liabilities and shareholders' equity......................  $ 171,559      $160,810
                                                                       =========      ========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                    YEAR ENDED DECEMBER 31
                                                              ----------------------------------
                                                                1995         1994         1993
                                                                ----         ----         ----
CASH PROVIDED FROM (USED IN) OPERATIONS:
Net loss...................................................   $ (4,608)    $(12,764)    $(28,893)
Adjustment for items not affecting funds from operations:
  Asset impairment charge..................................      5,031           --           --
  Change in accounting principle...........................         --        1,202       16,938
  Compensation expense for stock appreciation rights.......      1,465           --           --
  Depreciation.............................................      6,443        6,140        6,298
  Deferred income taxes....................................     (7,200)          --           --
  Impairment of joint venture investment...................      1,901           --           --
  Other-noncash charges--net...............................      2,137        1,757         (493)
                                                              --------     --------     --------
                                                                 5,169       (3,665)      (6,150)
                                                              --------     --------     --------
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables................................................    (13,159)        (248)      (3,792)
Inventories................................................     (1,587)     (14,974)       1,332
Accounts payable...........................................       (186)       6,062        2,881
Other current liabilities..................................      2,469         (331)       2,475
Other assets and liabilities...............................       (732)         197         (883)
Other......................................................        301         (258)         (92)
                                                              --------     --------     --------
                                                               (12,894)      (9,552)       1,921
                                                              --------     --------     --------
          Cash used in operating activities................     (7,725)     (13,217)      (4,229)
                                                              --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in joint ventures............................         --         (172)      (1,216)
  Proceeds from sale of facilities.........................        130          120        2,124
  Capital expenditures.....................................     (1,552)      (1,063)      (1,014)
                                                              --------     --------     --------
          Cash used in investing activities................     (1,422)      (1,115)        (106)
                                                              --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Common Stock...............         --       26,422           --
  Net borrowings under revolving credit agreements.........      9,400       15,750        4,500
  Debt repayments..........................................       (120)     (27,670)        (120)
  Treasury Common Stock repurchased........................         (9)         (78)         (22)
                                                              --------     --------     --------
          Cash from financing activities...................      9,271       14,424        4,358
                                                              --------     --------     --------
Increase in cash and cash equivalents......................        124           92           23
Cash and cash equivalents at beginning of period...........        385          293          270
                                                              --------     --------     --------
Cash and cash equivalents at end of period.................   $    509     $    385     $    293
                                                              ========     ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized)........   $  4,320     $  3,283     $  2,548
                                                              ========     ========     ========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              RMI TITANIUM COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                                           EXCESS
                                                                     ADDT'L.     RETAINED     TREASURY     MINIMUM
                              SHARES       COMMON      DEFERRED      PAID-IN     EARNINGS      COMMON      PENSION
                            OUTSTANDING    STOCK     COMPENSATION    CAPITAL     (DEFICIT)     STOCK      LIABILITY
                            -----------    ------    ------------    --------    ---------    --------    ---------
Balance at December 31,
  1992.....................  14,604,384    $ 152        $ (249)      $124,306    $ (57,261)   $(2,969)    $  (677)
Compensation expense
  recognized...............          --       --           245             --           --         --          --
Shares issued for
  Restricted Stock Plans...     122,700        1          (201)           200           --         --          --
Shares issued for
  Directors'
  Compensation.............      35,439       --            --             72           --         --          --
Treasury Common Stock
  purchased at cost........     (12,064)      --            --             --           --        (22)         --
Net loss...................          --       --            --             --      (28,893)        --          --
Excess minimum pension
  liability................          --       --            --             --           --         --      (6,843)
                            -----------    -----        ------       --------    ---------    -------     -------
Balance at December 31,
  1993.....................  14,750,459    $ 153        $ (205)      $124,578    $ (86,154)   $(2,991)    $(7,520)
Compensation expense
  recognized...............          --       --           205             --           --         --          --
One-for-ten reverse stock
  split effective March 31,
  1994 (Note 4)............ (13,275,414)    (138)           --            138           --         --          --
Shares issued as result of
  Rights Offering (Note
  4).......................  13,775,057      143            --         26,279           --         --          --
Shares issued for
  Directors'
  Compensation.............      25,783       --            --             59           --         --          --
Treasury Common Stock
  purchased at cost........      (4,564)      --            --             --           --        (78)         --
Shares issued for
  Restricted Stock Award
  Plans....................         240       --            --              4           --         --          --
Net loss...................          --       --            --             --      (12,764)        --          --
Excess minimum pension
  liability................          --       --            --             --           --         --         887
                            -----------    -----        ------       --------    ---------    -------     -------
Balance at December 31,
  1994.....................  15,271,561    $ 158        $   --       $151,058    $ (98,918)   $(3,069)    $(6,633)
Shares issued for
  Directors'
  Compensation.............       4,952       --            --             38           --         --          --
Treasury Common Stock
  purchased at cost........      (1,098)      --            --             --           --         (9)         --
Shares issued for
  Restricted Stock Award
  Plans....................      10,000       --            --             71           --         --          --
Shares issued from exercise
  of employee stock
  options..................      54,478        1            --            548           --         --          --
Net loss...................          --       --            --             --       (4,608)        --          --
Excess minimum pension
  liability................          --       --            --             --           --         --      (1,748)
                            -----------    -----        ------       --------    ---------    -------     -------
Balance at December 31,
  1995.....................  15,339,893    $ 159        $   --       $151,715    $(103,526)   $(3,078)    $(8,381)
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

  Depreciation and amortization:


     In general, depreciation and amortization of properties is determined using the straight-line method over the estimated useful lives of the various classes of assets. For financial accounting purposes, depreciation and amortization are provided over the following useful lives:



Buildings and improvements       20-25 years
Machinery and equipment          10-14 years
Furniture and fixtures            3-10 years


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

NOTE 5--INVENTORIES:

                                                                         DECEMBER 31
                                                                   -----------------------
                                                                     1995           1994
                                                                     ----           ----
    Raw materials and supplies...................................  $ 22,609       $ 13,825
    Work-in-process and finished goods...........................    71,290         71,933
    Adjustment to LIFO values....................................   (19,846)       (13,292)
                                                                   --------       --------
                                                                   $ 74,053       $ 72,466
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

NOTE 6--ACCOUNTS RECEIVABLE:

                                                                          DECEMBER 31
                                                                     ---------------------
                                                                      1995          1994
                                                                      ----          ----
    Trade and commercial customers.................................  $39,655       $29,127
    Progress billings on uncompleted contracts.....................    2,604            --
    U. S. Government-DOE...........................................      662           423
                                                                     -------       -------
                                                                     $42,921       $29,550
    Less allowance for doubtful accounts...........................   (1,670)         (704)
                                                                     -------       -------
                                                                     $41,251       $28,846
                                                                     =======       =======

NOTE 7--PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is stated at cost and consists of the following:

                                                                         DECEMBER 31
                                                                    ---------------------
                                                                      1995         1994
                                                                      ----         ----
     Land.........................................................  $    659     $    659
     Buildings and improvements...................................    36,451       36,443
     Machinery and equipment......................................    77,409       79,460
     Other........................................................    13,684       13,607
     Construction in progress.....................................     5,541        7,326
                                                                    --------     --------
                                                                     133,744      137,495
     Less -- Accumulated depreciation.............................    93,780       87,479
                                                                    --------     --------
                                                                    $ 39,964     $ 50,016
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

NOTE 8--INCOME TAXES:

     As discussed in Note 2, effective January 1, 1993, the Company adopted the provisions of SFAS No. 109.

     Deferred taxes result from the following (in thousands):

                                                                         DECEMBER 31
                                                                    ---------------------
                                                                      1995         1994
                                                                      ----         ----
     Deferred taxes assets:
       Loss carryforwards ($104,133 expiring in 2006 through
          2010)...................................................  $ 37,488     $ 31,838
       Inventories................................................     5,929        5,590
       Property, plant and equipment..............................     6,223        5,494
       Intangible assets..........................................     1,514        2,243
       Other postretirement benefit costs.........................     6,522        6,090
       Other employment related items.............................     2,771        2,001
       Other......................................................     2,789        1,410
       Valuation allowance........................................   (56,036)     (54,666)
                                                                    --------     --------
          Total deferred tax assets...............................     7,200           --
                                                                    --------     --------
     Deferred tax liabilities.....................................        --           --
                                                                    --------     --------
          Net deferred taxes......................................  $  7,200     $     --
                                                                    ========     ========


     SFAS No. 109 requires a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of this deferred income tax asset depends on the Company's ability to generate sufficient taxable income in the future prior to the expiration of the loss carryforwards. The Company has evaluated the available evidence supporting the realization of future taxable income and, based upon that evaluation, believes it is more likely than not at this time that a portion of its deferred tax assets will be realized. Factors considered in the evaluation process included the return to profitability during the fourth quarter of 1995, a substantial and growing backlog of profitable orders and a general improvement in overall titanium industry operating conditions. Accordingly, a portion of the valuation allowance was released, resulting in a credit to income tax expense in the fourth quarter of 1995. The remaining valuation allowance was retained, in light of the requirement in SFAS No. 109 to give weight to objective evidence such as recent losses and the historical titanium industry business cycle.

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

NOTE 9--LONG-TERM DEBT:


     On May 3, 1995, the Company reached agreement with the participating banks on the terms of an amendment to the $75 million revolving credit facility. The new agreement extends the maturity of the loan from March 15, 1996 to March 31, 1997. The amendment also modifies an existing financial covenant for the requirement to maintain a minimum balance of shareholders' equity, and provisions requiring the imposition of a borrowing base formula. Under the borrowing base formula, the Company can borrow up to the lesser of $75 million or an amount equal to the products of the aggregate value of each of various categories of collateral and an advance rate established by the banks for each category of collateral, plus an available overadvance. The agreement also contains a provision that if USX were to cease to beneficially own at least 48% of the Company's voting equity securities, the terms of the agreement would be subject to renegotiation and, in such event, failure by the Company and the banks to reach agreement on appropriate amendments to the facility could constitute an event of default. As of December 31, 1995 the Company was in compliance with the covenants and terms of the amended revolving credit facility. At December 31, 1995, the available and unused portion of the facility was $16.8 million. The Company is currently negotiating with certain of the participating banks to replace this agreement.


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

                                                                               DECEMBER 31
                                                                           -------------------
                                                                            1995        1994
                                                                            ----        ----
Credit Agreement, dated May 3, 1995, final maturity March 31, 1997, bearing interest at rates ranging from 7.93% to 8.11% at December 31,
  1995 and 7.44% to 7.83% at December 31, 1994...........................  $58,200     $53,800

Foreign Loan Agreement, dated May 3, 1995, final maturity September 26,
  1996 bearing interest at 7.18% at December 31, 1995....................    5,000          --

Industrial revenue bond bearing interest at a floating rate based on weekly tax exempt market rates (5.5% and 6.1% at December 31, 1995 and
  1994, respectively) repayable in annual sinking fund payments of $120
  over 15 years from October 1988........................................      940       1,060

Current portion of long-term debt........................................     (120)       (120)
                                                                           -------     -------
                                                                           $64,020     $54,740
                                                                           =======     =======

     The minimum principal payments on long-term debt outstanding at December 31, 1995 for the succeeding five years are as follows:

                  1996...........................................  $   120
                  1997...........................................   63,320
                  1998...........................................      120
                  1999...........................................      120
                  2000...........................................      120

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

                                                                          DECEMBER 31
                                                                     ---------------------
                                                                       1995         1994
                                                                       ----         ----
    Fair value of plan assets......................................  $ 52,292     $ 44,465
    Projected benefit obligation (PBO).............................   (75,175)     (64,231)
                                                                     --------     --------
    Plan assets less than PBO......................................   (22,883)     (19,766)
    Unrecognized net loss..........................................    12,277        9,967
    Unrecognized transition obligation.............................     1,484        1,791
    Unrecognized prior service cost................................     3,903        2,579
    Adjustment required to recognize minimum liability.............   (14,068)     (11,366)
                                                                     --------     --------
      Net pension liability........................................  $(19,287)    $(16,795)
                                                                     ========     ========
    Accumulated benefit obligation.................................  $(71,579)    $(61,260)
                                                                     ========     ========
    Vested benefit obligation......................................  $(66,810)    $(57,962)
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

     Net periodic postretirement benefit cost for the three years ended December 31, 1995 included the following components (in thousands):

                                                             1995       1994       1993
                                                             ----       ----       ----
        Service cost.....................................   $  266     $  357     $  316
        Interest cost....................................    1,543      1,533      1,337
        Net amortization and deferrals...................      119        254         --
                                                            ------     ------     ------
                                                            $1,928     $2,144     $1,653
                                                            ======     ======     ======

     The following table sets forth the plans' status reconciled with the amount reported in the Company's balance sheet at December 31, 1995 and 1994 (in thousands):

                                                                       1995         1994
                                                                       ----         ----
    Accumulated Postretirement Benefit Obligation ("APBO")
      attributable to:
        Retirees...................................................  $(13,020)    $(11,867)
        Active participants........................................    (8,692)      (7,242)
                                                                     --------     --------
         Total APBO................................................  $(21,712)    $(19,109)
                                                                     ========     ========
    Accrued liability included in balance sheet, including
      transition obligation........................................  $(18,199)    $(17,768)
    Unrecognized net loss..........................................    (3,513)      (1,341)
                                                                     --------     --------
         Total APBO................................................  $(21,712)    $(19,109)
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

     For a more detailed discussion of environmental matters, see "Business-- Legal Proceedings-- Environmental."

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

                                                                  SHARES      OPTION PRICE
                                                                 -------     -------------
     Balance December 31, 1992.................................  332,151     $4.13 - 13.32
     Granted...................................................  103,390          2.80
     Exercised.................................................       --           --
     Forfeited.................................................  (73,714)     4.13 - 13.32
                                                                 -------     -------------
     Balance December 31, 1993.................................  361,827     $2.80 - 13.32
     Granted...................................................  370,000          4.06
     Exercised.................................................       --           --
     Forfeited.................................................  (44,083)     2.80 - 13.32
                                                                 -------     -------------
     Balance December 31, 1994.................................  687,744     $2.80 - 13.32
     Granted...................................................       --           --
     Exercised.................................................  (54,478)     2.80 -  6.91
     Forfeited.................................................  (18,094)     2.80 - 13.32
                                                                 -------     -------------
     Balance December 31, 1995.................................  615,172     $2.80 - 13.32
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

1995 STOCK PLAN


     The RMI Titanium Company 1995 Stock Plan, which was approved by a vote of the Company's shareholders at the 1995 Annual Meeting of Shareholders, replaced both the 1989 Stock Option Incentive Plan and the 1989 Employee Restricted Stock Award Plan. The plan permits the grant of any or all of the following types of awards in any combination: Stock Options, Stock Appreciation Rights and Restricted Stock. Up to 2% of the outstanding Common Stock, as determined on December 31 of the preceding year, may be granted in the form of such awards. The Stock Plan Committee, appointed by the Board of Directors, administers the plan, and determines the type or types of grants to be made under the plan and shall set forth in each such grant the terms, conditions and limitations applicable to grants, including provisions relating to a possible change in control of the Company.


     As of December 31, 1995, no grants had been made under the Plan.

NOTE 17--SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The following table sets forth selected quarterly financial data for 1995 and 1994.

                                                        1ST         2ND         3RD         4TH
1995                                                 QUARTER(1)  QUARTER(1)   QUARTER    QUARTER(2)
- ----                                                 ----------  ----------   -------    ----------
Sales...............................................  $40,103     $39,621     $42,912     $48,530
Gross profit........................................    1,937      (3,999)      2,890       5,389
Operating profit (loss).............................     (877)     (7,422)        199       2,880
Net income (loss)...................................   (1,863)    (10,509)       (967)      8,731
Net income (loss) per share.........................    (0.12)      (0.69)      (0.06)       0.57

                                                        1ST         2ND         3RD         4TH
1994                                                  QUARTER     QUARTER     QUARTER     QUARTER
- ----                                                  -------     -------     -------     -------
Sales...............................................  $36,360     $35,337     $32,842     $38,853
Gross profit........................................      527         693         996         887
Operating loss......................................   (2,216)     (2,017)     (1,984)     (1,754)
Cumulative effect of change in accounting
  principle.........................................   (1,202)         --          --          --
Net loss............................................   (4,131)     (3,023)     (2,780)     (2,830)
Net loss per common share before change in
  accounting principle..............................    (1.99)      (2.05)      (0.21)      (0.18)
Net loss per share..................................    (2.80)      (2.05)      (0.21)      (0.18)

- ---------

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

                                            RMI TITANIUM COMPANY

                                            By  /s/ TIMOTHY G. RUPERT
                                               ------------------------------

                                                    Timothy G. Rupert
                                              Senior Vice President and Chief
                                                     Financial Officer

Dated: April 26, 1996


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


By /s/ TIMOTHY G. RUPERT                                         April 26, 1996
  ----------------------------------------
       Timothy G. Rupert
        Attorney-in-Fact

By /s/ L. FREDERICK GIEG, JR.                                    April 26, 1996
  ----------------------------------------
       L. Frederick Gieg, Jr., President
  and Chief Executive Officer and Director
      (Principal Executive Officer)

By /s/ TIMOTHY G. RUPERT                                         April 26, 1996
  ----------------------------------------
       Timothy G. Rupert,
    Senior Vice President and
     Chief Financial Officer
(Principal Financial and Accounting Officer)


                               INDEX TO EXHIBITS


                                                                                   SEQUENTIAL
EXHIBIT                                                                               PAGE
  NO.                                  DESCRIPTION                                   NUMBER
  ---                                  -----------                                   ------
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

   4.3     Specimen Common Stock Certificate of the Company (Previously
           Filed).

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

                                                                                   SEQUENTIAL
EXHIBIT                                                                               PAGE
  NO.                                  DESCRIPTION                                   NUMBER
  ---                                  -----------                                   ------
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

  10.9 Sales Agreement for the supply of titanium sponge and plasma electrodes between Oregon Metallurgical Corporation and RMI
           Titanium Company dated as of August 8, 1994.+

  10.10    Sales Agreement for the supply of titanium sponge between Osaka
           Titanium Co., Ltd., Summitomo Corporation, Summitomo Corporation of
           America, and RMI Titanium Company dated as of September 4, 1992.+

  10.11    RMI Titanium Company 1995 Stock Plan (Previously Filed).

  21       Subsidiaries of the Company (Previously Filed).

  23.1     Consent of Price Waterhouse LLP.

  24       Powers of Attorney (Previously Filed).

  27       Financial Data Schedule (Previously Filed).

  27.1     Financial Statements of The RMI Employee Savings and Investment
           Plan for the year ended December 31, 1994 (to be filed by amendment).

  27.2 Financial Statements of The RMI Bargaining Unit Employee Savings and Investment Plan for the year ended December 31, 1995 (to be filed by amendment).


- ---------

+ Confidential treatment has been requested.