Form 10-Q
period 1996-03-31
RMI TITANIUM CO
filed 1996-05-15
CIK 854663

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 1-10319

                              RMI TITANIUM COMPANY
             (Exact name of registrant as specified in its charter)

                  OHIO                             31-0875005
                  (State or other
                  jurisdiction of                  (I.R.S. Employer
                  incorporation or                 Identification
                   organization)                    No.)

                     1000 WARREN AVENUE, NILES, OHIO 44446
                    (Address of principal executive offices)

                                 (330) 544-7700
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X        No __

     At May 7, 1996, 20,056,472 shares of common stock of the registrant were outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              RMI TITANIUM COMPANY

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

                                     INDEX

                                                                                         PAGE
                                                                                         ----
PART I--FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
     Introduction to Consolidated Financial Statements................................     2
     Consolidated Statement of Operations.............................................     3
     Consolidated Balance Sheet.......................................................     4
     Consolidated Statement of Cash Flows.............................................     5
     Consolidated Statement of Shareholders' Equity...................................     6
     Selected Notes to Consolidated Financial Statements..............................     7
Item 2. Management's Discussion and Analysis of Results of Operations and Financial
  Condition...........................................................................    10
PART II--OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders...........................    14
Item 6. Exhibits and Reports on Form 8-K..............................................    14
Signatures............................................................................    15

                         PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

               INTRODUCTION TO CONSOLIDATED FINANCIAL STATEMENTS

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

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                             QUARTER ENDED
                                                                                MARCH 31
                                                                          --------------------
                                                                           1996         1995
                                                                          -------      -------
Sales................................................................     $54,597      $40,103
Operating costs:
Cost of sales........................................................      45,250       38,166
Selling, general and administrative expenses.........................       2,409        2,406
Research and development expenses....................................         506          408
                                                                          -------      -------
       Total operating costs.........................................      48,165       40,980
                                                                          -------      -------
Operating profit (loss)..............................................       6,432         (877)
Other income-net.....................................................          59           33
Interest expense.....................................................      (1,284)      (1,019)
                                                                          -------      -------
Income (loss) before income taxes....................................       5,207       (1,863)
Provision for income taxes (Note 4)..................................         651           --
                                                                          -------      -------
Net income (loss)....................................................     $ 4,556      $(1,863)
                                                                          =======      =======
Net income (loss) per common share...................................     $  0.30      $ (0.12)
                                                                          =======      =======
       Weighted average shares outstanding...........................  15,398,090   15,271,561
                                                                       ==========   ==========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              RMI TITANIUM COMPANY

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                                      (UNAUDITED)
                                                                        MARCH 31       DECEMBER 31
                                                                          1996            1995
                                                                     --------------    -----------
ASSETS
Current assets:
     Cash and cash equivalents....................................      $    696        $     509
     Receivables--less allowance for doubtful accounts of $1,752
       and $1,670.................................................        45,087           41,251
     Inventories..................................................        74,136           74,053
     Deferred tax asset...........................................           385            1,036
     Other current assets.........................................         1,944            1,656
                                                                        ---------       ---------
          Total current assets....................................       122,248          118,505
     Property, plant and equipment, net of accumulated
      depreciation................................................        39,293           39,964
     Noncurrent deferred tax asset................................         6,164            6,164
     Other noncurrent assets......................................         6,937            6,926
                                                                        ---------       ---------
          Total assets............................................      $174,642        $ 171,559
                                                                        =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
     Current portion of long-term debt............................      $    120        $     120
     Accounts payable.............................................        14,200           17,646
     Accrued wages and other employee costs.......................         9,089            7,237
     Other accrued liabilities....................................         5,488            6,764
                                                                        ---------       ---------
          Total current liabilities...............................        28,897           31,767
Long-term debt (see Notes 3 and 7)................................        64,690           64,020
Accrued postretirement benefit cost...............................        18,795           18,795
Noncurrent pension liabilities....................................        18,078           18,078
Other noncurrent liabilities......................................         2,010            2,010
                                                                        ----------      ---------
          Total liabilities.......................................       132,470          134,670
                                                                        ----------      ---------
Contingencies (see Note 5)........................................
Shareholders' equity:
     Preferred Stock, no par value; 5,000,000 shares authorized;
      no shares outstanding.......................................            --               --
     Common Stock, $0.01 par value, 30,000,000 shares authorized;
      16,012,074 and 15,908,091 shares issued (Note 3)............           160              159
     Additional paid-in capital (Note 3)..........................       153,100          151,715
     Accumulated deficit..........................................       (98,970)        (103,526)
     Deferred compensation........................................          (659)              --
     Excess minimum pension liability.............................        (8,381)          (8,381)
     Treasury Common Stock at cost 568,198 shares.................        (3,078)          (3,078)
                                                                        ---------       ---------
Total shareholders' equity........................................        42,172           36,889
                                                                        ---------       ---------
          Total liabilities and shareholders' equity..............      $174,642        $ 171,559
                                                                        ========        =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                          --------------------
                                                                           1996         1995
                                                                          -------      -------
CASH PROVIDED FROM (USED IN) OPERATIONS:
Net income (loss)......................................................   $ 4,556      $(1,863)
Adjustment for items not affecting funds from operations:
     Depreciation......................................................     1,246        1,604
     Deferred taxes....................................................       651           --
     Other--net........................................................       167          414
                                                                          -------      -------
                                                                            6,620          155
                                                                          -------      -------
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables............................................................    (3,913)      (7,357)
Inventories............................................................       (83)       1,220
Accounts payable.......................................................    (3,446)      (5,413)
Other current liabilities..............................................       486        2,162
Other assets...........................................................      (299)        (758)
                                                                          -------      -------
                                                                           (7,255)     (10,146)
                                                                          -------      -------
          Cash used in operating activities............................      (635)      (9,991)
                                                                          -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of facilities..................................        --          128
     Capital expenditures..............................................      (575)        (314)
                                                                          -------      -------
          Cash used in investing activities............................      (575)        (186)
                                                                          -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of Common Stock........................       727           --
     Borrowings under credit agreements................................       700       10,100
     Debt repayments...................................................       (30)         (30)
                                                                          -------      -------
     Cash provided from financing activities...........................     1,397       10,070
                                                                          -------      -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................       187         (107)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................   $   509      $   385
                                                                          -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................   $   696      $   278
                                                                          =======      =======
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest (net of amounts capitalized)...............   $ 1,639      $   959
                                                                          =======      =======

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              RMI TITANIUM COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                                                     EXCESS
                                                                                                                    MINIMUM
                                                                              ADD'TL.     RETAINED     TREASURY     PENSION
                                       SHARES       COMMON      DEFERRED      PAID-IN     EARNINGS      COMMON     LIABILITY
                                     OUTSTANDING    STOCK     COMPENSATION    CAPITAL     (DEFICIT)     STOCK      ADJUSTMENT
                                     -----------    ------    ------------    --------    ---------    --------    ----------
Balance at December 31, 1994......    15,271,561    $ 158        $   --       $151,058    $ (98,918)   $(3,069)     $(6,633)
Shares issued for Directors'
  Compensation....................         4,952       --            --             38           --         --           --
Treasury Common Stock purchased at
  cost............................        (1,098)      --            --             --           --         (9)          --
Shares issued for Restricted Stock
  Award Plans.....................        10,000       --            --             71           --         --           --
Shares issued from exercise of
  employee stock options..........        54,478        1            --            548           --         --           --
Net loss..........................            --       --            --             --       (4,608)        --           --
Excess minimum pension
  liability.......................            --       --            --             --           --         --       (1,748)
                                     -----------    -----        ------       --------    ---------    -------      -------
Balance at December 31, 1995......    15,339,893    $ 159        $   --       $151,715    $(103,526)   $(3,078)     $(8,381)
Shares issued for Restricted Stock
  Award Plans.....................        51,000       --          (682)           682           --         --           --
Compensation expense recognized...            --       --            23             --           --         --           --
Shares issued from exercise of
  employee stock options..........        52,983        1            --            703           --         --           --
Net income........................            --       --            --             --        4,556         --           --
                                     -----------    -----        ------       --------    ---------    -------      -------
Balance at March 31, 1996.........    15,443,876    $ 160        $ (659)      $153,100    $ (98,970)   $(3,078)     $(8,381)
                                     ===========    =====        ======       ========    =========    =======      =======

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              RMI TITANIUM COMPANY
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--GENERAL

     The consolidated financial statements include the accounts of RMI Titanium Company and its majority owned subsidiaries. All significant intercompany transactions are eliminated. The Company's operations are conducted in one business segment, the production and marketing of titanium metal and related products.

NOTE 2--ORGANIZATION

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's Common Stock (the "Reorganization"). Quantum then sold its shares to the public. USX retained ownership of its shares. At March 31, 1996, approximately 51% of the outstanding common stock was owned by USX. For information on changes in the Company's capital structure subsequent to March 31, 1996 see Note 3.

NOTE 3--COMMON STOCK OFFERING

     On May 7, 1996, the Company completed a Common Stock Offering of 4,600,000 shares (including an underwriters' overallotment option of 600,000 shares) at a price of $18.50 per share. Net proceeds to RMI after deducting underwriting fees amounted to $80.7 million before payment of estimated expenses of $.3 million. The proceeds were used to repay all outstanding indebtedness under the existing bank credit facilities amounting to $65.5 million. The balance of the proceeds will be used for general corporate purposes. As a part of the Common Stock offering, USX Corporation sold 2,300,000 shares (including an underwriter's overallotment of 300,000 shares) of its investment in RMI Common Stock at the same price. RMI did not receive any of the proceeds from the sale of RMI Common Stock by USX. As a result of these transactions, USX's percentage of ownership in RMI has been reduced from approximately 51% to approximately 27%. As of May 7, 1996, there were 20,056,472 shares of RMI Common Stock outstanding.

NOTE 4--INCOME TAXES

     The effective tax rate for the first quarter was 12.5%. The difference between the statutory tax rate of 35% and the effective tax rate for the first quarter of 1996 is principally due to an adjustment of approximately $1.2 million to the deferred tax asset valuation allowance which existed at December 31, 1995. The Company currently expects improved profitability in 1996 as a result of increased sales, product pricing and gross margins, when compared to the expectations inherent in the December 31, 1995 valuation allowance. Accordingly, the valuation allowance was adjusted for the difference between such revised future income expectations and those inherent in the valuation allowance at December 31, 1995. The amount of current taxes expected to be paid in 1996 is minimal.

     Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," requires a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized. It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such a cumulative losses in recent years." The ultimate realization of this deferred income tax asset depends upon the Company's ability to generate sufficient taxable income in the future prior to the expiration of its loss carryforwards. The Company has evaluated the available evidence supporting the realization of future taxable income and, based upon that evaluation, believes it is more likely than not at this time that a portion of its deferred tax assets will be realized. The remaining valuation allowance was retained in light of the requirement in SFAS No. 109 to give weight to objective evidence such as recent losses and the historical titanium industry business cycle.

     When preparing future periods' interim and annual financial statements, the Company will periodically evaluate its strategic and business plans, in light of evolving business conditions, and the valuation allowance will be adjusted for future income expectations resulting from that process, to the extent different from those inherent in the current valuation allowance.

     As a result, the application of SFAS No. 109 valuation allowance determination process could result in recognition of significant income tax provisions or benefits in a single interim or annual period due to changes in income expectations over a horizon that may span several years. Such tax provision or benefit effect would likely be material in the context of the specific interim or annual reporting period in which changes in judgement about more extended future periods are reported.

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

     The Company is involved in investigative or cleanup projects under federal or state environmental laws at a number of waste disposal sites, including the Field Brooks Superfund Site. Given the status of the proceedings with respect to these sites, ultimate investigative and remediation costs cannot presently be accurately predicted, but could, in the aggregate, be material. Based on the information available regarding the current ranges of estimated remediation costs at currently active sites, and what the Company believes will be its ultimate share of such costs, provisions for environmental-related costs have been recorded. These provisions are in addition to amounts which have previously been accrued for the Company's share of environmental study costs.

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

     The EPA, in March 1989, ordered 22 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study, which studies are currently estimated to cost $19 million. The

Company, working cooperatively with fourteen others in accordance with two separate agreements, is complying with the order. The Company has accrued and has been paying its portion of the cost of complying with the EPA's order, which includes the studies. It is anticipated that the studies will be completed no earlier than late 1996. Actual cleanup would not commence prior to that time. The Company's share of the study costs has been established at 9.95%. On June 21, 1995, the Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to the Company. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     At March 31, 1996, the amount accrued for future environmental-related costs was $2.4 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.7 million to $6.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

NOTE 6--INVENTORIES:

                                                   (DOLLARS IN THOUSANDS)
                                                       MARCH 31, 1996        DECEMBER 31,
                                                         (UNAUDITED)             1995
                                                         -----------         ------------
    Raw material and supplies.....................        $  23,494            $  22,609
    Work-in-process and finished goods............           70,488               71,290
    Adjustments to LIFO values....................          (19,846)             (19,846)
                                                          ---------            ---------
                                                          $  74,136            $  74,053
                                                          =========            =========

     Inventories are valued at cost as determined by the last-in, first-out
(LIFO) method which, in the aggregate, is lower than market. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation).

     Included in work-in-process are costs relating to long-term contracts. Such costs, net of amounts recognized to date, were $1.2 million at March 31, 1996 and $2.5 million at December 31, 1995.

NOTE 7--NEW CREDIT FACILITY:

     In connection with the Common Stock offering referred to in Note 3 above, the Company has entered into a credit agreement, dated April 15, 1996 (the "New Credit Facility"), to replace the Company's existing credit facilities. The New Credit Facility has a term of three years and permits borrowings, on a revolving basis, of up to the lesser of $50 million or a borrowing base equal to the sum of 85% of qualified accounts receivable and 50% of qualified inventory. The Company had sufficient accounts receivable and inventory at March 31, 1996, to borrow the entire $50 million.

     Under the terms of the New Credit Facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 1/2% per annum), or (b) LIBOR or the Federal Funds Effective Rate, plus a spread (ranging from 1/2% to 1%) determined by the ratio of the Company's consolidated earnings before interest and taxes to consolidated interest expense.

     Borrowings under the New Credit Facility will initially be secured by the Company's accounts receivable, inventory, other personal property and cash and cash equivalents. Borrowings will become unsecured if the Company complies with all the financial covenants under the New Credit Facility for four consecutive quarters.

     The New Credit Facility contains additional terms and financial covenants which are typical for other similar facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Consolidated Financial Statements. The following information contains forward-looking statements which involve certain risks and uncertainties. Actual results and events may differ significantly from those discussed in the forward-looking statements.

NET SALES

     Net sales increased by $14.5 million to $54.6 million, or 36%, for the three months ended March 31, 1996 compared to the corresponding 1995 period. This sales increase is due primarily to increased sales of titanium mill products. Shipments of titanium mill products increased by 28% to 4.2 million pounds from first quarter 1995 shipments. Average selling prices on mill products in the first quarter of 1996 increased by approximately 12% to $11.31 per pound from 1995 first quarter levels. Both demand and pricing on incoming orders for titanium mill products continue to show improvement from 1995 levels.

GROSS PROFIT

     Gross profit amounted to $9.3 million for the quarter ended March 31, 1996 compared to a gross profit of $1.9 million for the comparable 1995 period. This improvement results primarily from the increased volume and prices for titanium mill products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $2.4 million in each of the quarters ended March 31, 1996 and 1995. Research, technical and product development expenses amounted to $0.5 million in the first quarter of 1996 compared to $0.4 million in the first quarter of 1995.

OPERATING PROFIT

     Operating profit for the three months ended March 31, 1996 amounted to $6.4 million compared to a loss of $0.8 million in the same period of 1995. This improvement results primarily from significant improvements in shipments and profit margins on mill products.

INTEREST EXPENSE

     Because of increased borrowing levels and higher overall interest rates, interest expense increased to $1.3 million in the first quarter of 1996 from $1.0 million in the first quarter of 1995.

INCOME TAXES

     In the first quarter of 1996, the Company recorded a provision for income taxes amounting to $.06 million. No taxes were provided in the first quarter of 1995. The effective tax rate for the first quarter of 1996 was 12.5%. The difference between the statutory tax rate of 35% and the effective tax rate for the first quarter of 1996 is principally due to an adjustment of approximately $1.2 million to the deferred tax asset valuation allowance which existed at December 31, 1995. The Company currently expects improved profitability in 1996 as a result of increased sales, product pricing and gross margins, when compared to the expectations inherent in the December 31, 1995 valuation allowance. Accordingly, the valuation allowance was adjusted for the difference between such revised future income expectations and those inherent in the valuation allowance at December 31, 1995. The amount of current taxes expected to be paid in 1996 is minimal.

NET INCOME

     The net income for the quarter ended March 31, 1996 amounted to $4.6 million compared to a net loss of $1.9 million in the comparable 1995 period.

OUTLOOK

     The Company's total order backlog as of March 31, 1996 was approximately $194 million, compared to $134 million at December 31, 1995.

     During the second half of 1995 and continuing into 1996, the Company has experienced a significant increase in the volume of incoming orders at increased prices. The Company estimates that as of March 31, 1996, orders for over 90% of its anticipated 1996 shipments have been booked or shipped at average prices approximately 15% higher than its 1995 average realized mill product selling price of $10.23 per pound. The Company's average realized mill product selling price increased to $11.31 per pound in the first quarter of 1996. The Company is currently booking orders for titanium mill products for delivery in early 1997 at prices greater than $12 per pound. The increase in demand has been driven primarily by the recovery in the commercial aerospace market and the emergence of the golf club market. As facility utilization in the titanium industry continues to grow and lead times lengthen, the Company expects prices on new orders to continue to strengthen. However, because of competitive factors in the titanium industry and the cyclical nature of the aerospace industry, there can be no assurances that prices will continue to improve.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows used in operating activities totaled $0.6 million in the first quarter of 1996 compared to $10.0 million used in operations during the first quarter of 1995. The change in net cash flows from operating activities in the first quarter of 1996, compared to the 1995 first quarter was due primarily to improved results of operations. Working capital amounted to $93.4 million at March 31, 1996, compared to $86.7 million at December 31, 1995. The increase in working capital results primarily from an increase in accounts receivable and a decrease in accounts payable. The Company's working capital ratio was 4.23 to 1 at March 31, 1996 compared to 3.73 to 1 at December 31, 1995.

     During the first quarter of 1996, the Company's cash flow requirements for capital expenditures were funded by borrowings under the existing credit facilities. In the first quarter of 1995, the Company's cash flow requirements for operating losses, capital expenditures and working capital were also funded through similar borrowings.

     At March 31, 1996, the Company had borrowings of $58.9 million under the existing bank credit facilities. Other long-term debt of $0.9 million consisted of industrial revenue bonds.

     On May 7, 1996, the Company completed a Common Stock offering of 4,600,000 shares (including an underwriters' overallotment option of 600,000 shares) at a price of $18.50 per share. Net proceeds to RMI after deducting underwriting fees amounted to $80.7 million before payment of estimated expenses of $.3 million. The proceeds were used to repay all outstanding indebtedness under the existing bank credit facilities on May 7, 1996 amounting to $65.5 million. The balance of the proceeds will be used for general corporate purposes.

     Additionally, RMI's Board of Directors has authorized the Company to enter into one or more agreements with USX obligating RMI to file one or more registration statements under the Securities Act for the registration of shares of Common Stock owned by USX. RMI's obligation to register the USX shares will be conditioned upon USX's agreement not to transfer any additional shares of Common Stock prior to July 24, 1997 without RMI's consent.

     The Company anticipates that it will be able to fund its 1996 working capital requirements and its capital expenditures primarily from funds generated by operations, proceeds from the Common Stock offering, and, to the extent necessary, from borrowings under the New Credit Facility. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed.

     In connection with the Common Stock offering referred to above, the Company has entered into a Credit Agreement, dated as of April 15, 1996 to replace the existing credit facilities. The New Credit Facility has a term of three years and permits borrowings, on a revolving basis, of up to the lesser of $50 million or a borrowing base equal to the sum of 85% of qualified accounts receivable and 50% of qualified inventory. The Company had sufficient accounts receivable and inventory at March 31, 1996, to borrow the entire $50 million.

     Under the New Credit Facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 1/2% per annum), or (b) LIBOR or the Federal Funds Effective Rate, plus a spread (ranging from 1/2% to 1%) determined by the ratio of the Company's consolidated earnings before interest and taxes to consolidated interest expense.

     Borrowings under the New Credit Facility will initially be secured by the Company's accounts receivable, inventory, other personal property and cash and cash equivalents. Borrowings will become unsecured if the Company complies with all the financial covenants under the New Credit Facility for four consecutive quarters.

     An event of default under the New Credit Facility shall occur if, among other things, any person or group of persons other than USX shall have acquired beneficial ownership of 25% or more of the voting stock of the Company.

     The New Credit Facility contains additional terms and financial covenants which are typical for other similar facilities.

INCOME TAX CONSIDERATIONS

     SECTION 382 LIMITATION. At December 31, 1995, the Company had net operating loss carryforwards of approximately $104 million available to reduce federal taxable income through 2010. If an "ownership change" were to occur, the utilization of net operating loss carryforwards would be subject to an annual limitation. Generally, an ownership change occurs with respect to a corporation if shareholders who own, directly or indirectly, 5% or more of the capital stock of the corporation increase their aggregate percentage ownership of such stock by more than 50 percentage points over the lowest percentage of such stock owned by such shareholders at any time during a prescribed testing period. Management does not believe that the sale of shares of Common Stock from the recently completed offering resulted in an ownership change. An ownership change could result from equity transactions such as exercises of stock options, purchases or sales of Common

Stock by certain stockholders, including USX and other issuances of Common Stock by the Company. If the annual limitation were to apply, the amount of the limitation would generally equal the product of (i) the fair market value of the Company's equity immediately prior to the ownership change, with certain adjustments, including a possible adjustment to exclude certain capital contributions made in the two years preceding the date of the ownership change, and (ii) a long-term tax exempt bond rate of return published monthly by the Internal Revenue Service. Should the annual limitation apply, the Company believes that it would not materially affect the potential use of the net operating loss carryforwards to reduce any future income tax liabilities over time; however, it is possible that the Company's results in a particular year could exceed the annual limitation, in which case such excess would not be reduced by the net operating loss carryforward and the Company's tax liability would be correspondingly higher.

     SFAS NO. 109 EFFECTS. SFAS 109 requires a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. The ultimate realization of all or part of the Company's deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future.

     When preparing future periods' interim and annual financial statements, the Company will periodically evaluate its strategic and business plans, in light of evolving business conditions, and the valuation allowance will be adjusted for future income expectations resulting from that process, to the extent different from those inherent in the current valuation allowance. In making an assessment of realizability at March 31, 1996, the Company considered a number of factors including the improved profitability in 1996 as a result of increased sales, product pricing and gross margins, when compared to expectations inherent in the December 31, 1995 valuation allowance. Accordingly, the valuation allowance was adjusted for the difference between such revised future income expectations and those inherent in the valuation allowance at December 31, 1995.

     The application of SFAS No. 109 valuation allowance determination process could result in recognition of significant income tax provisions or benefits in a single interim or annual period due to changes in income expectations over a horizon that may span several years. Such tax provision or benefit effect would likely be material in the context of the specific interim or annual reporting period in which changes in judgement about more extended future periods are reported. This effect is a consequent of the application of the SFAS No. 109 valuation allowance determination process, which is a balance sheet oriented model and which does not have periodic matching of pretax income or loss and the related tax effects as an objective.

     The Section 382 limitation described above could, if applicable, adversely impact the income tax provision or benefit in a particular year as a result of the application of the SFAS No. 109 valuation allowance determination process; however, it is not expected to have an adverse impact over time.

     If the Company's principal markets continue to exhibit improvement, additional tax benefits may be reported in future periods, as the valuation allowance is further reduced. Alternatively, to the extent that the Company's future profit expectations remain static or are diminished tax provisions may be charged against pretax income. In either event, such valuation allowance-related tax provisions or benefits should not necessarily be viewed as recurring. Further, subject to the effects, if any, of the limitation described above, the amount of current taxes that the Company expects to pay for the foreseeable future is minimal. The Company's carryforward tax attributes are viewed by management as a significant competitive advantage to the extent that profits can be sheltered effectively from tax and re-employed in the growth of the business.

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

     At March 31, 1996, the amount accrued for future environment-related costs was $2.4 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.7 million to $6.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects. In 1992, the EPA filed a complaint and proposed a $1.4 million civil penalty for alleged failure to comply with RCRA. The Company is contesting the complaint. Based on the preliminary nature of the proceeding the Company is currently unable to determine the ultimate liability, if any, that may arise from this matter.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures in the first quarter of 1996 and 1995 amounted to $0.6 million and $0.3 million, respectively. The Company has budgeted capital spending of approximately $5.0 million in 1996. RMI anticipates that it can fund this spending using cash provided from operations or proceeds from the Common Stock Offering.

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders was held April 25, 1996. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

     1. All nominees for directors listed in the proxy statement were elected. Listed below are the names of each director elected, together with their individual vote totals.

                                                            VOTES FOR        VOTES WITHHELD
                                                            ----------       --------------
    Craig R. Andersson................................      14,191,119           41,182
    Neil A. Armstrong.................................      14,191,132           41,169
    Daniel I. Booker..................................      14,190,929           41,372
    Ronald L. Gallatin................................      14,191,149           41,152
    Charles C. Gedeon.................................      14,190,941           41,360
    L. Frederick Gieg, Jr.............................      14,191,038           41,263
    Robert M. Hernandez...............................      14,191,149           41,152
    Wesley W. von Schack..............................      14,191,141           41,160

     2. Price Waterhouse LLP was elected as independent accountants for 1996. (For, 14,190,191; against, 37,263; abstained, 4,847)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

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

     4.0 Credit Agreement dated as of April 15, 1996 by and among RMI Titanium Company, an Ohio Corporation, and PNC Bank, National Association, as agent for the Banks, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 No. 333-01553 Amendment No. 2.
  27 Financial Data Schedule

  (b) Reports on Form 8-K

     There were no reports on Form 8-K filed for the quarter ended March 31, 1996.

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

                                                   RMI TITANIUM COMPANY

                                          --------------------------------------
                                                       (Registrant)

Date: May 14, 1996
                                                     /s/ T. G. RUPERT
                                          By: ----------------------------------

                                                       T. G. Rupert
                                             Senior Vice President and Chief
                                                    Financial Officer