Form 10-K/A
period 1995-12-31
RMI TITANIUM CO
filed 1996-06-26
CIK 854663

                                  Form 10-K/A
                               Amendment No. 2 to
                                 Annual Report
                                       on
                                   Form 10-K
                               for the year ended
                               December 31, 1995
                                       of
                              RMI TITANIUM COMPANY


    Pursuant to Rule 12b-15, promulgated under the Securities Exchange Act of 1934, RMI Titanium Company hereby amends each of the following Items of its Annual Report on Form 10-K for the year ended December 31, 1995, so that, as amended, such Items read as set forth herein.


Index to Exhibits
Exhibit 23.1
Exhibit 99.1
Exhibit 99.2

                           INDEX TO EXHIBITS

                                                                  SEQUENTIAL
EXHIBIT                                                              PAGE
  NO.                     DESCRIPTION                               NUMBER
- -------                   -----------                             ----------
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

 4.1 Credit Agreement dated as of April 15, 1996 by and among RMI Titanium Company, an Ohio corporation, and PNC Bank, National Association, incorporated by reference to the Company's Registration Statement on Form S-3 No. 333-01553 Amendment No. 2.

 4.2 Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4 the Company's
       Registration Statement on Form S-3 No. 333-01553.

 9.1   RMI Voting Trust Agreement, dated as of August 4,
       1994, between RMI Titanium Company, USX Corporation and Mellon Bank, N.A., as Trustee, incorporated by reference to Exhibit 10.1 to the Company's Quarterly
       Report on Form 10-Q for the quarterly period ended
       June 30, 1994.

10.1 Agreement for the sale and purchase of titanium tetrachloride between SCM Chemicals, Inc., and RMI
       Titanium Company dated March 9, 1993 incorporated by reference to Exhibit 10.13 to the Company's
       Annual Report on Form 10-K for the year ended
       December 31, 1992.+

10.2 Agreement for the supply, purchase and sale of chlorine between SCM Chemicals, Inc., and RMI
       Titanium Company dated as of November 13, 1990, incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

                               INDEX TO EXHIBITS
                                   (cont'd.)

                                                                  SEQUENTIAL
EXHIBIT                                                              PAGE
  NO.                     DESCRIPTION                               NUMBER
- -------                   -----------                             ----------
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

10.9 Sales Agreement for the supply of titanium sponge and plasma electrodes between Oregon
       Metallurgical Corporation and RMI Titanium
       Company dated as of August 8, 1994.+ (previously filed)

10.10 Sales Agreement for the supply of titanium sponge between Osaka Titanium Co., Ltd.,
       Sumitomo Corporation, Sumitomo Corporation of America, and RMI Titanium Company dated as of September 4, 1992.+ (previously filed)

                               INDEX TO EXHIBITS
                                   (cont'd.)

                                                                  SEQUENTIAL
EXHIBIT                                                              PAGE
  NO.                     DESCRIPTION                               NUMBER
- -------                   -----------                             ----------
10.11  RMI Titanium Company 1995 Stock Plan
       (Previously Filed).

21     Subsidiaries of the Company (Previously
       Filed).

23.1   Consent of Price Waterhouse LLP.

24     Powers of Attorney (Previously Filed).

27     Financial Data Schedule (Previously Filed).

99.1   Financial Statements of the RMI Titanium
       Company Employees Savings and Investment
       Plan for the year ended December 31, 1995
       (filed herewith).

99.2   Financial Statements of the RMI Titanium
       Company Bargaining Unit Employees Savings and Investment Plan for the year ended
       December 31, 1995 (filed herewith).

+  Confidential treatment has been requested.