Form 10-Q
period 1996-06-30
RMI TITANIUM CO
filed 1996-08-13
CIK 854663

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 1-10319

                              RMI TITANIUM COMPANY
             (Exact name of registrant as specified in its charter)

                OHIO                                              31-0875005
    -------------------------------                  ------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer Identification No.)
   incorporation or organization)


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

                              Yes   X        No
                                  ----          ----
     At August 1, 1996, 20,056,472 shares of common stock of the registrant were outstanding.

===============================================================================

                              RMI TITANIUM COMPANY

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1996

                                     INDEX

                                                                                         PAGE
                                                                                         ----
PART I--FINANCIAL INFORMATION
Item 1. Financial Statements:
     Introduction to Consolidated Financial Statements................................     2
     Consolidated Statement of Operations.............................................     3
     Consolidated Balance Sheet.......................................................     4
     Consolidated Statement of Cash Flows.............................................     5
     Consolidated Statement of Shareholders' Equity...................................     6
     Selected Notes to Consolidated Financial Statements..............................     7
Item 2. Management's Discussion and Analysis of Results of Operations and Financial
  Condition...........................................................................    10
PART II--OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K..............................................    16
Signatures............................................................................    17

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

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                    QUARTER ENDED             SIX MONTHS ENDED
                                                       JUNE 30                    JUNE 30
                                                ---------------------      ----------------------
                                                 1996          1995          1996          1995
                                                -------      --------      --------      --------
Sales......................................     $58,310      $ 39,621      $112,907      $ 79,724
Operating costs:
Cost of sales..............................      48,030        43,620        93,280        81,786
Selling, general and administrative
  expenses.................................       2,310         2,682         4,719         5,088
Research, technical and product development
  expenses.................................         560           741         1,066         1,149
                                                --------
                                                     --
                                                             ----------    ----------    ----------
     Total operating costs.................      50,900        47,043        99,065        88,023
Operating income (loss)....................       7,410        (7,422)       13,842        (8,299)
Other income (expense)-net.................           1        (1,739)           60        (1,706)
Interest expense...........................        (552)       (1,348)       (1,836)       (2,367)
                                                --------
                                                     --
                                                             ----------    ----------    ----------
Income (loss) before income taxes..........       6,859       (10,509)       12,066       (12,372)
Provision for income taxes (Note 4)........         878            --         1,529            --
                                                --------
                                                     --
                                                             ----------    ----------    ----------
Net income (loss)..........................     $ 5,981      $(10,509)     $ 10,537      $(12,372)
                                                ==========   ==========    ==========    ==========
Net income (loss) per common share-(Note
  3):......................................     $  0.33      $  (0.69)     $   0.63      $  (0.81)
                                                ==========   ==========    ==========    ==========
       Weighted average shares
          outstanding......................     18,235,508   15,271,561    16,816,799    15,271,561
                                                -------      --------      --------      --------
                                                -------      --------      --------      --------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                                      (UNAUDITED)
                                                                        JUNE 30        DECEMBER 31
                                                                          1996            1995
                                                                     --------------    -----------
ASSETS
Current assets:
     Cash and cash equivalents....................................      $ 10,355        $     509
     Receivables--less allowance for doubtful accounts of
       $1,812 and $1,670..........................................        49,763           41,251
     Inventories..................................................        84,339           74,053
     Deferred tax asset...........................................           385            1,036
     Other current assets.........................................         2,506            1,656
                                                                        --------        ---------
          Total current assets....................................       147,348          118,505
     Property, plant and equipment, net of accumulated
      depreciation................................................        38,828           39,964
     Noncurrent deferred tax asset................................         5,310            6,164
     Other noncurrent assets......................................         7,160            6,926
                                                                        --------        ---------
          Total assets............................................      $198,646        $ 171,559
                                                                        ========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
     Current portion of long-term debt............................      $    120        $     120
     Accounts payable.............................................        17,156           17,646
     Accrued wages and other employee costs.......................         6,506            7,237
     Other accrued liabilities....................................         6,364            6,764
                                                                       ---------        ---------
          Total current liabilities...............................        30,146           31,767
Long-term debt (see Notes 3 and 7)................................           760           64,020
Accrued postretirement benefit cost...............................        18,795           18,795
Noncurrent pension liabilities....................................        18,078           18,078
Other noncurrent liabilities......................................         2,010            2,010
                                                                        --------        ---------
          Total liabilities.......................................        69,789          134,670
                                                                        --------        ---------
Contingencies (Note 5)
Shareholders' equity:
     Preferred Stock, no par value; 5,000,000 shares authorized;
      no shares outstanding.......................................            --               --
     Common Stock, $0.01 par value, 30,000,000 shares 20,627,420
      and 15,908,091 shares issued (Note 3).......................           206              159
     Additional paid-in capital (Note 3)..........................       233,724          151,715
     Accumulated deficit..........................................       (92,989)        (103,526)
     Deferred compensation........................................          (625)              --
     Excess minimum pension liability.............................        (8,381)          (8,381)
     Treasury Common Stock at cost 568,198 shares.................        (3,078)          (3,078)
                                                                        --------        ---------
Total shareholders' equity........................................       128,857           36,889
                                                                        --------        ---------
          Total liabilities and shareholders' equity..............      $198,646        $ 171,559
                                                                        ========        =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30
                                                                        ----------------------
                                                                          1996          1995
                                                                        --------      --------
CASH PROVIDED FROM (USED IN) OPERATIONS:
Net income (loss)....................................................   $ 10,537      $(12,372)
Adjustment for items not affecting funds from operations:
     Depreciation....................................................      2,459         3,216
     Deferred taxes..................................................      1,505            --
     Asset impairment charge.........................................         --         5,031
     Write-down of joint venture investment..........................         --         1,901
     Expense for stock appreciation rights...........................         --         2,007
     Other-net.......................................................        397           432
                                                                        --------      --------
                                                                          14,898           215
                                                                        --------      --------
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables..........................................................     (8,648)       (3,345)
Inventories..........................................................    (10,286)          913
Accounts payable.....................................................       (490)       (8,111)
Other current liabilities............................................     (1,131)        2,833
Other assets.........................................................     (1,288)       (1,139)
                                                                        --------      --------
                                                                         (21,843)       (8,849)
                                                                        --------      --------
          Cash used in operating activities..........................     (6,945)       (8,634)
                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of facilities................................         --           128
     Capital expenditures............................................     (1,323)         (485)
                                                                        --------      --------
          Cash used in investing activities..........................     (1,323)         (357)
                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of Employee Stock Options..............................        981            --
     Net proceeds from Common Stock Offering.........................     80,393            --
     Borrowings under credit agreements..............................         --         9,200
     Debt repayments.................................................    (63,260)          (60)
                                                                        --------      --------
     Cash provided from financing activities.........................     18,114         9,140
                                                                        --------      --------
INCREASE IN CASH AND CASH EQUIVALENTS................................      9,846           149
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................   $    509      $    385
                                                                        ========      ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................   $ 10,355      $    534
                                                                        ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest (net of amounts capitalized).............   $  1,639      $  2,223
                                                                        ========      ========
     Cash paid for income taxes......................................   $    211      $     --
                                                                        ========      ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                                                     EXCESS
                                                                                                                    MINIMUM
                                                                              ADD'TL.     RETAINED     TREASURY     PENSION
                                       SHARES       COMMON      DEFERRED      PAID-IN     EARNINGS      COMMON     LIABILITY
                                     OUTSTANDING    STOCK     COMPENSATION    CAPITAL     (DEFICIT)     STOCK      ADJUSTMENT
                                     -----------    ------    ------------    --------    ---------    --------    ----------
Balance at December 31, 1994......    15,271,561    $ 158        $   --       $151,058    $ (98,918)   $(3,069)     $ (6,633)
Shares issued for Directors'
  Compensation....................         4,952       --            --             38           --         --            --
Treasury Common Stock purchased at
  cost............................        (1,098)      --            --             --           --         (9)           --
Shares issued for Restricted Stock
  Award Plans.....................        10,000       --            --             71           --         --            --
Shares issued from exercise of
  employee stock options..........        54,478        1            --            548           --         --            --
Net loss..........................            --       --            --             --       (4,608)        --            --
Excess minimum pension
  liability.......................            --       --            --             --           --         --        (1,748)
                                     -----------    ------       ------       --------    ---------    --------     ---------
Balance at December 31, 1995......    15,339,893    $ 159        $   --       $151,715    $(103,526)   $(3,078)     $ (8,381)
Shares issued for Restricted Stock
  Award Plans.....................        51,000       --          (682)           682           --         --            --
Compensation expense recognized...            --       --            57             --           --         --            --
Shares issued as result of Common
  Stock Offering (Note 3).........     4,600,000       46            --         80,347           --         --            --
Shares issued from exercise of
  employee stock options..........        68,329        1            --            980           --         --            --
Net income........................            --       --            --             --       10,537         --            --
                                     -----------    ------       ------       --------    ---------    --------     ---------
Balance at June 30, 1996..........    20,059,222    $ 206        $ (625)      $233,724    $ (92,989)   $(3,078)     $ (8,381)
                                     ===========    =====        ======       ========    =========    =======      =========

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

NOTE 2--ORGANIZATION

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's Common Stock (the "Reorganization"). Quantum then sold its shares to the public. USX retained ownership of its shares. At June 30, 1996, approximately 27% of the outstanding common stock was owned by USX. For information on the Company's capital structure see Note 3.

NOTE 3--COMMON STOCK OFFERING

     On May 7, 1996, the Company completed a Common Stock Offering of 4,600,000 shares at a price of $18.50 per share. Net proceeds to RMI after deducting underwriting fees and expenses amounted to $80.3 million. The proceeds were used to repay all outstanding indebtedness under the existing bank credit facilities amounting to $65.5 million. The balance of the proceeds will be used for general corporate purposes. Concurrent with the Company's Stock Offering, USX Corporation sold 2,300,000 shares of its investment in RMI Common Stock at the same price. RMI did not receive any of the proceeds from the sale of RMI Common Stock by USX. As a result of these transactions, USX's percentage of ownership in RMI was reduced from approximately 51% to approximately 27%. As of June 30, 1996, there were 20,059,222 shares of RMI Common Stock outstanding.

NOTE 4--INCOME TAXES

     The effective federal tax rate for the three and six month periods ended June 30, 1996 was 12.5%. The difference between the statutory tax rate of 35% and the effective tax rate is principally due to adjustments to the valuation allowance of approximately $1.5 million for the three months and $2.7 million for the six month periods ended June 30, 1996. The Company currently expects improved profitability in 1996 as a result of increased sales, product pricing and gross margins, when compared to the expectations inherent in the December 31, 1995 valuation allowance. Accordingly, the valuation allowance was adjusted for the difference between such revised future income expectations and those inherent in the valuation allowance at December 31, 1995. The amount of current taxes expected to be paid in 1996 is minimal.

     Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," requires a valuation allowance when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of this deferred income tax asset depends upon the Company's ability to generate sufficient taxable income in the future prior to the expiration of its loss carryforwards. The Company has evaluated the available evidence supporting the realization of future taxable income and, based upon that evaluation, believes it is more likely than not at this time that a portion of its deferred tax assets will be realized. The remaining valuation allowance was retained in light of the requirement in SFAS No. 109 to give weight to objective evidence such as recent losses and the historical titanium industry business cycle.

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

     On October 9, 1992 the U.S. Environmental Protection Agency ("EPA") filed a complaint alleging certain violations of the Resource Conservation and Recovery Act of 1976, as amended ("RCRA") at the Company's now closed Sodium Plant in Ashtabula, Ohio. The USEPA's determination is based on information gathered during inspections of the facility in February, March and June of 1991. Under the complaint the USEPA proposes to assess a civil penalty of approximately $1.4 million for alleged failure to comply with RCRA. The Company is contesting the complaint. It is the Company's position that it has complied with the provisions of RCRA and that the EPA's assessment of penalties is inappropriate. A formal hearing has been requested and informal discussions with the EPA to settle this matter are ongoing. Based on the nature of the proceedings, the Company is currently unable to determine the ultimate liability, if any, that may arise from this matter.

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

     At June 30, 1996, the amount accrued for future environmental-related costs was $2.4 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.7 million to $6.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

NOTE 6--INVENTORIES:

                                                                     (DOLLARS IN THOUSANDS)
                                                                 -------------------------------
                                                                JUNE 30, 1996      DECEMBER 31,
                                                                 (UNAUDITED)           1995
                                                                -------------      -------------
    Raw material and supplies................................      $ 28,099           $ 22,609
    Work-in-process and finished goods.......................        80,873             71,290
    Adjustments to LIFO values...............................       (24,633)           (19,846)
                                                                   --------           --------
                                                                   $ 84,339           $ 74,053
                                                                   ========           ========

     Inventories are valued at cost as determined by the last-in, first-out
(LIFO) method which, in the aggregate, is lower than market. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation).

     Included in work-in-process are costs relating to long-term contracts. Such costs, net of amounts recognized to date, were $1.2 million at June 30, 1996 and $2.5 million at December 31, 1995.

NOTE 7--NEW CREDIT FACILITY:

     In connection with the Common Stock Offering referred to in Note 3 above, the Company has entered into a credit agreement, dated April 15, 1996 (the "New Credit Facility"), to replace the Company's existing credit facilities. The New Credit Facility has a term of three years and permits borrowings, on a revolving basis, of up to the lesser of $50 million or a borrowing base equal to the sum of 85% of qualified accounts receivable and 50% of qualified inventory. Although no amounts were outstanding at June 30, 1996, the Company had sufficient accounts receivable and inventory at June 30, 1996, to borrow the entire $50 million.

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

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

NET SALES

     Net sales increased to 58.3 million, or 47% for the three months ended June 30, 1996 compared to net sales of $39.6 million in the corresponding 1995 period. This sales increase is due primarily to increased sales of titanium mill products. Shipments of titanium mill products in the second quarter of 1996 increased by 30% to 4.6 million pounds from second quarter 1995 shipment levels. Average selling prices on mill products in the second quarter of 1996 increased by approximately 16% to $11.54 per pound from 1995 second quarter levels. Both demand and pricing on incoming orders for titanium mill products continue to show improvement from 1995 levels.

GROSS PROFIT

     Gross profit amounted to $10.3 million, or 17.6% of sales for the quarter ended June 30, 1996 compared to a loss of $4.0 million for the comparable 1995 period. This improvement results primarily from the increased volume and prices for titanium mill products. The 1995 results include a $5.0 million asset impairment charge following the adoption of SFAS No. 121, and $1.1 million in costs related to stock appreciation rights.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $2.3 million for the quarter ended June 30, 1996 compared to $2.6 million for the same quarter in 1995. Research, technical and product development expenses amounted to $0.5 million in the second quarter of 1996 compared to $0.7 million in the second quarter of 1995. Selling, general and administrative expenses together with research, technical and product development expenses in the second quarter of 1995 included a $0.9 million charge for costs associated with stock appreciation rights.

OPERATING PROFIT

     Operating profit for the three months ended June 30, 1996 amounted to $7.4 million, or 12.7% of sales compared to a loss of $7.4 million in the same period of 1995. This improvement results primarily from significant increases in shipments and profit margins on mill products. Additionally, second quarter of 1995 operating results were adversely impacted by the $5.0 million asset impairment charge and $2.0 million charge related to the cost of stock appreciation rights, as referred to above.

INTEREST EXPENSE

     Because of decreased average borrowing levels, interest expense decreased to $0.5 million in the second quarter of 1996 from $1.3 million in the second quarter of 1995. For further information on borrowings see "Liquidity and Capital Resources."

INCOME TAXES

     In the second quarter of 1996, the Company recorded a provision for income taxes amounting to $.09 million. No taxes were provided in the second quarter of 1995. The effective federal tax rate for the second quarter of 1996 was approximately 12.5%. The difference between the statutory federal tax rate of 35% and the effective tax rate for the second quarter of 1996 is principally due to an adjustment of approximately $1.5 million to the deferred tax asset valuation allowance which existed at March 31, 1996. The Company currently expects improved profitability in 1996 as a result of increased sales, product pricing and gross margins when compared to the expectation inherent in the December 31, 1995 valuation allowance. Accordingly, the valuation allowance was adjusted for the difference between such revised future income expectations and those inherent in the valuation allowance at December 31, 1995. The amount of current taxes expected to be paid in 1996 is minimal. For further information on income taxes, see "Income Tax Considerations" and "SFAS No. 109 Effects" below.

OTHER INCOME (EXPENSE)

     Other income (expense) for the second quarter of 1996 was insignificant. Other income (expense) for the second quarter of 1995 includes a $1.9 million charge for impairment of the Company's investment in a joint venture. In June of 1995, the Company and Permascand AB of Sweden decided, for economic reasons, to discontinue operations of Permipipe Titanium AS, their welded titanium pipe joint venture located in Norway.

NET INCOME

     The net income for the quarter ended June 30, 1996 amounted to $6.0 million or 10.3% of sales compared to a net loss of $10.5 million in the comparable 1995 period. The 1995 results include the $5.0 million impairment charge following the adoption of SFAS No. 121, the $1.9 million impairment of an investment in a joint venture, and costs related to stock appreciation rights.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

NET SALES

     Net sales for the six months ended June 30, 1996 increased to $112.9 from $79.7 million in the first six months of 1995, an increase of $33.2 million, or 42%. This increase results primarily from increased mill product shipments and higher average selling prices. Mill products shipments for the first six months of 1996 amounted to 8.9 million pounds compared to 6.8 million pounds in the comparable period of 1995. Average realized transaction prices increased to $11.43 per pound in the first six months of 1996 compared to $10.05 per pound in 1995. Both demand and pricing for titanium mill products continue to remain strong in both commercial aerospace and industrial product markets.

GROSS PROFIT

     Gross profit for the six months ended June 30, 1996 amounted to $19.6 million, or 17.4% of sales compared to a loss of $2.1 million in the first six months of 1995. This increase results primarily from increased volume and selling prices for titanium mill products. Results in 1995 were adversely impacted by a $5.0 million impairment charge following the adoption of SFAS No. 121, costs associated with the cost of stock appreciation rights amounting to $1.1 million, and a $1.9 million charge for the impairment of the Company's investment in a joint venture. While work continues or several energy related projects, no revenue or costs were recognized during the first half of 1996 relative to the Company's percentage-of-completion accounting for these projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $4.7 million for the first six months of 1996 compared to $5.1 million for the comparable period in 1995. Research, technical and product development expenses amounted to $1.1 million in each of the six month periods ended June 30, 1996 and 1995. Selling, general and administrative expenses together with research, technical and product development expenses for the first six months of 1995 include $0.9 million of costs related to stock appreciation rights.

OPERATING PROFIT

     Operating profit for the six months ended June 30, 1996 amounted to $13.8 million, or 12.3% of sales compared to a loss of $8.3 million in the same period of 1995. This improvement results primarily from significant increases in mill product shipments and average realized transaction prices. Results for the 1995 period were adversely impacted by the $5.0 million asset impairment charge and the costs associated with stock appreciation rights referred to above.

INTEREST EXPENSE

     Interest expense for the first six months amounted to $1.8 million compared to $2.4 million in the same period of 1995. This improvement results primarily from reduced levels of indebtedness during the second quarter of 1996. For further information on indebtedness, see "Liquidity and Capital Resources" below.

INCOME TAXES

     In the first six months of 1996, the Company recorded a provision for income taxes of $1.5 million. No taxes were recognized in the first six months of 1995. The effective federal income tax rate for 1996 was approximately 12.5%. The difference between the statutory federal rate and the effective tax rate results principally from an adjustment of approximately $2.7 million to the deferred tax asset valuation allowance which existed at December 31, 1995.

NET INCOME

     Net income for the six months ended June 30, 1996 amounted to $10.5 million, or 9.3% of sales compared to a loss of $12.4 million in the first six months of 1995. Results for the 1995 period include the $5.0 million impairment charge following the adoption of SFAS No. 121, the $1.9 million impairment of an investment in a joint venture, and the $2.0 million in costs incurred in connection with stock appreciation rights.

OUTLOOK

     The Company's total order backlog as of June 30, 1996 was approximately $239 million, compared to $134 million at December 31, 1995, an increase of approximately 44%.

     During the second half of 1995 and continuing into 1996, the Company experienced a significant increase in the volume of incoming orders at increased prices. The Company estimates that as of June 30, 1996, orders for over 90% of its anticipated 1996 shipments have been booked or shipped at average prices approximately 15% higher than its 1995 average realized mill product selling price of $10.23 per pound. The Company's average realized mill product selling price increased to $11.54 per pound in the second quarter of 1996. The Company is currently booking orders for titanium mill products for delivery in early 1997 at prices greater than $12 per pound. The increase in demand has been driven primarily by the recovery in the commercial aerospace market and the emergence of the golf club market. As facility utilization in the titanium industry continues to grow and lead times lengthen, the Company expects prices on new orders to continue to strengthen. However, because of competitive factors in the titanium industry and the cyclical nature of the aerospace industry, there can be no assurances that prices will continue to improve. The Company intends to continue its efforts to develop new markets and products such as seamless tubulars for oil and gas and geothermal energy production, as well as the use of billet for golf club applications.

     The increase in demand for titanium products has put upward pressure on prices for certain raw materials used by the Company. Prices for titanium sponge under the terms of the Company's long-term supply contracts are fixed for 1996, based on the quantity purchased. Purchases of sponge above the quantities available under the contracts would likely be purchased from other sources at higher prices. The Company is currently negotiating terms for its 1997 titanium sponge requirements. Prices for titanium sponge in 1997 are expected to increase over 1996 levels. Due to increased demand resulting primarily from the emerging golf club market, current prices for titanium scrap, which accounts for approximately 40% of the Company's raw material requirements, have increased significantly from first half 1995 prices. Prices of certain alloying agents have also increased as a result of increased demand. The Company, and others, have announced increased prices and surcharges to recover these increased costs.

     In July, 1996 the Company was notified that the Department of Commerce released preliminary findings in a review of an existing antidumping order on titanium sponge from Russia. The Department determined that dumping did not occur on sales made by Interlink, a major trading company for Russian-produced titanium sponge, during the review period. A final report will be issued later in 1996. The Company purchases nearly all of its Russian titanium sponge through Interlink. These purchases currently carry an 84% dumping duty. The no-dumping finding, if made final, will eliminate this duty, allowing the Company access to lower cost sources for a significant portion of its titanium sponge requirements. The Company believes it is the largest purchaser of sponge in the domestic titanium industry. The Company believes that the preliminary finding will be made final, improving its position relative to its sponge-producing competitors.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows used in operating activities totaled $6.9 million in the first six months of 1996 compared to $8.6 million used in operations during the first six months of 1995. The change in net cash flows from operating activities in the first six months of 1996, compared to the 1995 first six months was due primarily to improved results of operations partially offset by an increase in working capital. Working capital amounted to $117.2 million at June 30, 1996, compared to $86.7 million at December 31, 1995. The increase in working capital results primarily from increases in accounts receivable, inventories and a decrease in accounts payable and other current liabilities. The Company's working capital ratio was 4.89 to 1 at June 30, 1996 compared to 3.73 to 1 at December 31, 1995.

     During the first six months of 1996, the Company's cash flow requirements for capital expenditures were funded by borrowings and proceeds from the Common Stock Offering. In the first quarter of 1995, the Company's cash flow requirements for operating losses, capital expenditures and working capital were also funded through similar borrowings.

     On May 7, 1996, the Company completed a Common Stock offering of 4,600,000 shares (including an underwriters' overallotment option of 600,000 shares) at a price of $18.50 per share. Net proceeds to RMI after deducting underwriting fees and expenses amounted to $80.3 million. The proceeds were used to repay all outstanding indebtedness under the existing bank credit facilities on May 7, 1996 amounting to $65.5 million. The balance of the proceeds will be used for general corporate purposes, including an anticipated third quarter contribution to its underfunded pension plans.

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

     In connection with the Common Stock offering referred to above, the Company has entered into a Credit Agreement, dated as of April 15, 1996 to replace the existing credit facilities. The New Credit Facility has a term of three years and permits borrowings, on a revolving basis, of up to the lesser of $50 million or a borrowing base equal to the sum of 85% of qualified accounts receivable and 50% of qualified inventory. The Company had sufficient accounts receivable and inventory at June 30, 1996, to borrow the entire $50 million.

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

     At June 30, 1996, no amounts were outstanding under the New Credit Facility Long-term debt of $0.8 million consisted of industrial revenue bonds.

INCOME TAX CONSIDERATIONS

     SECTION 382 LIMITATION. At December 31, 1995, the Company had net operating loss carryforwards of approximately $104 million available to reduce federal taxable income through 2010. If an "ownership change" were to occur, the utilization of net operating loss carryforwards would be subject to an annual limitation. Generally, an ownership change occurs with respect to a corporation if shareholders who own, directly or indirectly, 5% or more of the capital stock of the corporation increase their aggregate percentage ownership of such stock by more than 50 percentage points over the lowest percentage of such stock owned by such shareholders at any time during a prescribed testing period. Management does not believe that the sale of shares of Common Stock resulted in an ownership change. An ownership change could result from equity transactions such as exercises of stock options, purchases or sales of Common Stock by certain stockholders, including USX and other issuances of Common Stock by the Company. If the annual limitation were to apply, the amount of the limitation would generally equal the product of (i) the fair market value of the Company's equity immediately prior to the ownership change, with certain adjustments, including a possible adjustment to exclude certain capital contributions made in the two years preceding the date of the ownership change, and (ii) a longterm tax exempt bond rate of return published monthly by the Internal Revenue Service. Should the annual limitation apply, the Company believes that it would not materially affect the potential use of the net operating loss carryforwards to reduce any future income tax liabilities over time; however, it is possible that the Company's results in a particular year could exceed the annual limitation, in which case such excess would not be reduced by the net operating loss carryforward and the Company's tax liability would be correspondingly higher.

     SFAS NO. 109. EFFECTS. SFAS 109 requires a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. The ultimate realization of all or part of the Company's deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future.

     When preparing future periods' interim and annual financial statements, the Company will periodically evaluate its strategic and business plans, in light of evolving business conditions, and the valuation allowance will be adjusted for future income expectations resulting from that process, to the extent different from those inherent in the current valuation allowance. In making an assessment of realizability at June 30, 1996, the Company considered a number of factors including the improved profitability in 1996 as a result of increased sales, product pricing and gross margins, when compared to expectations inherent in the December 31, 1995 valuation allowance. Accordingly, the valuation allowance was adjusted for the difference between such revised future income expectations and those inherent in the valuation allowance at December 31, 1995.

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

     At June 30, 1996, the amount accrued for future environment-related costs was $2.4 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.7 million to $6.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects. In 1992, the EPA filed a complaint and proposed a $1.4 million civil penalty for alleged failure to comply with RCRA. The Company is contesting the complaint. Based on the preliminary nature of the proceeding the Company is currently unable to determine the ultimate liability, if any, that may arise from this matter.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures in the first six months of 1996 and 1995 amounted to $1.3 million and $0.5 million, respectively. The Company has budgeted capital spending of approximately $5.0 million in 1996. RMI anticipates that it can fund this spending using cash provided from operations or proceeds from the Common Stock Offering.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    27  Financial Data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed for the quarter ended June 30, 1996.

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

                                                   RMI TITANIUM COMPANY
                                          --------------------------------------
                                                       (Registrant)

Date: August 13, 1996

                                          By:        /s/ T. G. RUPERT
                                              ----------------------------------
                                                        T. G. Rupert
                                             Executive Vice President & Chief
                                                    Financial Officer