Form 10-Q
period 1996-09-30
RMI TITANIUM CO
filed 1996-11-13
CIK 854663

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

     At October 31, 1996, 20,246,600 shares of common stock of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              RMI TITANIUM COMPANY

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                                         PAGE
                                                                                         ----
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements:
     Introduction to Consolidated Financial Statements................................     2
     Consolidated Statement of Operations.............................................     3
     Consolidated Balance Sheet.......................................................     4
     Consolidated Statement of Cash Flows.............................................     5
     Consolidated Statement of Shareholders' Equity...................................     6
     Selected Notes to Consolidated Financial Statements..............................     7

Item 2. Management's Discussion and Analysis of Results of Operations and Financial
  Condition...........................................................................    10

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..............................................    17

Signatures............................................................................    18

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

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                    QUARTER ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30               SEPTEMBER 30
                                                 --------------------      ----------------------
                                                  1996         1995          1996          1995
                                                 -------      -------      --------      --------
Sales.......................................     $64,479      $42,912      $177,386      $122,636
Operating costs:
Cost of sales (Note 8)......................      52,854       40,022       146,134       121,808
Selling, general and administrative
  expenses..................................       2,575        2,407         7,294         7,495
Research, technical and product development
  expenses..................................         390          284         1,456         1,433
                                                 -------      -------      --------      --------
     Total operating costs..................      55,819       42,713       154,884       130,736
Operating income (loss).....................       8,660          199        22,502        (8,100)
Other income (expense)-net..................         184           66           244        (1,640)
Interest expense............................        (142)      (1,232)       (1,978)       (3,599)
                                                 -------      -------      --------      --------
Income (loss) before income taxes...........       8,702         (967)       20,768       (13,339)
Provision (credit) for income taxes (Note
  4)........................................      (2,136)          --          (607)           --
                                                 -------      -------      --------      --------
Net income (loss)...........................     $10,838      $  (967)     $ 21,375      $(13,339)
                                                 =======      =======      ========      ========
Net income (loss) per common share(Note
  3):.......................................     $  0.54      $ (0.06)     $   1.19      $  (0.87)
                                                 =======      =======      ========      ========
       Weighted average shares
          outstanding.......................  20,133,416   15,322,209    17,930,408    15,288,824
                                              ==========   ==========    ==========    ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                                      (UNAUDITED)
                                                                      SEPTEMBER 30     DECEMBER 31
                                                                          1996            1995
                                                                     --------------    -----------
ASSETS

Current assets:
     Cash and cash equivalents....................................      $    723        $     509
     Receivables--less allowance for doubtful accounts of
       $1,897 and $1,670..........................................        55,309           41,251
     Inventories..................................................        94,637           74,053
     Deferred tax asset...........................................           261            1,036
     Other current assets.........................................         1,775            1,656
                                                                        --------        ---------
          Total current assets....................................       152,705          118,505
     Property, plant and equipment, net of accumulated
      depreciation................................................        38,645           39,964
     Noncurrent deferred tax asset................................         7,611            6,164
     Other noncurrent assets......................................         7,038            6,926
                                                                        --------        ---------
          Total assets............................................      $205,999        $ 171,559
                                                                        ========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt............................      $    120        $     120
     Accounts payable.............................................        20,413           17,646
     Accrued wages and other employee costs.......................         7,787            7,237
     Other accrued liabilities....................................         8,447            6,764
                                                                        --------        ---------
          Total current liabilities...............................        36,767           31,767
Long-term debt (see Notes 3 and 7)................................         6,630           64,020
Accrued postretirement benefit cost...............................        18,795           18,795
Noncurrent pension liabilities....................................         1,135           18,078
Other noncurrent liabilities......................................         2,010            2,010
                                                                        --------        ---------
          Total liabilities.......................................        65,337          134,670
                                                                        --------        ---------
Contingencies (Note 5)
Shareholders' equity:
     Preferred Stock, no par value; 5,000,000 shares authorized;
      no shares outstanding.......................................            --               --
     Common Stock, $0.01 par value, 30,000,000 shares authorized;
      20,814,398 and 15,908,091 shares issued (Note 3)............           208              159
     Additional paid-in capital (Note 3)..........................       234,655          151,715
     Accumulated deficit..........................................       (82,151)        (103,526)
     Deferred compensation........................................          (591)              --
     Excess minimum pension liability.............................        (8,381)          (8,381)
     Treasury Common Stock at cost 568,198 shares.................        (3,078)          (3,078)
                                                                        --------        ---------
Total shareholders' equity........................................       140,662           36,889
                                                                        --------        ---------
          Total liabilities and shareholders' equity..............      $205,999        $ 171,559
                                                                        ========        =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                        ----------------------
                                                                          1996          1995
                                                                        --------      --------
CASH PROVIDED FROM (USED IN) OPERATIONS:

Net income (loss)....................................................   $ 21,375      $(13,339)
Adjustment for items not affecting funds from operations:
     Depreciation....................................................      3,711         4,826
     Deferred taxes..................................................       (607)           --
     Asset impairment charge.........................................         --         5,031
     Write-down of joint venture investment..........................         --         1,901
     Expense for stock appreciation rights...........................         --         1,465
     Other-net.......................................................        516           649
                                                                        --------      --------
                                                                          24,995           533
                                                                        --------      --------
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):

Receivables..........................................................    (14,278)      (10,647)
Inventories..........................................................    (20,584)        1,117
Accounts payable.....................................................      2,767        (4,369)
Other current liabilities............................................      1,963         2,837
Noncurrent pension liabilities.......................................    (16,100)           --
Other assets.........................................................     (1,074)       (1,061)
                                                                        --------      --------
                                                                         (47,306)      (12,123)
                                                                        --------      --------
          Cash used in operating activities..........................    (22,311)      (11,590)
                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of facilities................................         --           130
     Capital expenditures............................................     (2,392)       (1,139)
                                                                        --------      --------
          Cash used in investing activities..........................     (2,392)       (1,009)
                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Exercise of Employee Stock Options..............................      1,914            --
     Net proceeds from Common Stock Offering.........................     80,393            --
     Borrowings under credit agreements..............................      5,900        13,300
     Debt repayments.................................................    (63,290)          (90)
                                                                        --------      --------
     Cash provided from financing activities.........................     24,917        13,210
                                                                        --------      --------
INCREASE IN CASH AND CASH EQUIVALENTS................................        214           611

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................   $    509      $    385
                                                                        --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................   $    723      $    996
                                                                        ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest (net of amounts capitalized)                $  2,466      $  3,350
                                                                        ========      ========
     Cash paid for income taxes......................................   $    211      $     --
                                                                        ========      ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                                                     EXCESS
                                                                                                                    MINIMUM
                                                                              ADD'TL.     RETAINED     TREASURY     PENSION
                                       SHARES       COMMON      DEFERRED      PAID-IN     EARNINGS      COMMON     LIABILITY
                                     OUTSTANDING    STOCK     COMPENSATION    CAPITAL     (DEFICIT)     STOCK      ADJUSTMENT
                                     -----------    ------    ------------    --------    ---------    --------    ----------
Balance at December 31, 1994......    15,271,561    $ 158        $   --       $151,058    $ (98,918)   $(3,069 )    $ (6,633)
Shares issued for Directors'
  Compensation....................         4,952       --            --             38           --         --            --
Treasury Common Stock purchased at
  cost............................        (1,098)      --            --             --           --         (9 )          --
Shares issued for Restricted Stock
  Award Plans.....................        10,000       --            --             71           --         --            --
Shares issued from exercise of
  employee stock options..........        54,478        1            --            548           --         --            --
Net loss..........................            --       --            --             --       (4,608)        --            --
Excess minimum pension
  liability.......................            --       --            --             --           --         --        (1,748)
                                      ----------    ------       ------       --------    ---------    --------    ----------
Balance at December 31, 1995......    15,339,893    $ 159        $   --       $151,715    $(103,526)   $(3,078 )    $ (8,381)
Shares issued for Restricted Stock
  Award Plans.....................        51,000       --          (682)           682           --         --            --
Compensation expense recognized...            --       --            91             --           --         --            --
Shares issued as result of Common
  Stock Offering (Note 3).........     4,600,000       46            --         80,347           --         --            --
Shares issued from exercise of
  employee stock options..........       255,307        3            --          1,911           --         --            --
Net income........................            --       --            --             --       21,375         --            --
                                      ----------    -----        ------       --------    ---------    -------      ---------
Balance at September 30, 1996.....    20,246,200    $ 208        $ (591)      $234,655    $ (82,151)   $(3,078)     $ (8,381)
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

NOTE 2--ORGANIZATION

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's Common Stock (the "Reorganization"). Quantum then sold its shares to the public. USX retained ownership of its shares. At September 30, 1996, approximately 27% of the outstanding common stock was owned by USX. For information on the Company's capital structure see Note 3.

NOTE 3--COMMON STOCK OFFERING

     On May 7, 1996, the Company completed a Common Stock Offering of 4,600,000 shares at a price of $18.50 per share. Net proceeds to RMI after deducting underwriting fees and expenses amounted to $80.3 million. The proceeds were used to repay all outstanding indebtedness under the existing bank credit facilities amounting to $65.5 million, $10.1 million was contributed to the Company's pension plans and the balance used for general corporate purposes. Concurrent with the Company's Stock Offering, USX Corporation sold 2,300,000 shares of its investment in RMI Common Stock at the same price. RMI did not receive any of the proceeds from the sale of RMI Common Stock by USX. As a result of these transactions, USX's percentage of ownership in RMI was reduced from approximately 51% to approximately 27%. As of September 30, 1996, there were 20,246,200 shares of RMI Common Stock outstanding.

NOTE 4--INCOME TAXES

     In the three and nine month periods ended September 30, 1996, the Company recorded an income tax benefit of $2.1 million and $0.6 million, respectively. These amounts are comprised of an income tax provision against pretax income for the nine-month period of $2.0 million and the three-month period of $0.5 million and an income tax benefit of $2.6 million for both periods, resulting from an adjustment to the deferred tax asset valuation allowance due to changes in the Company's expectations about the ultimate realization of its deferred tax assets in years after 1996. No tax effect was recorded for the three months and nine months ended September 30, 1995. Excluding the $2.6 million valuation allowance adjustment, the effective tax rate for the three months and the nine months ended September 30, 1996 was approximately 5.3 percent and 9.6 percent, respectively. The difference between the statutory federal tax rate of 35 percent and the effective tax rate is principally due to an adjustment to the deferred tax asset valuation allowance which existed at December 31, 1995 as it related to expected 1996 results. The Company currently expects improved profitability in 1996 compared to the expectations inherent in the December 31, 1995 deferred tax asset. The effect of this adjustment reduced the year to date 1996 tax provision by approximately $2.5 million and $5.3 million for the three and nine month periods ended September 30, 1996, respectively. The amount of current taxes expected to be paid in 1996 is minimal.

     Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," requires a valuation allowance when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of this deferred income tax asset depends upon the Company's ability to generate sufficient taxable income in the future prior to the expiration of its loss carryforwards. The Company has evaluated the available evidence supporting the realization of future taxable income and, based upon that evaluation, believes it is more likely than not at this time that a portion of its deferred tax assets will be realized. The remaining valuation allowance has been retained in light of the requirement in SFAS No. 109 to give weight to objective evidence such as recent losses and the historical titanium industry business cycle.

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

     The EPA, in March 1989, ordered 22 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study, which studies are nearly complete and are estimated to cost $22 million. The Company, working cooperatively with fourteen others in accordance with two separate agreements, is complying with the order. The Company has accrued and has been paying its portion of the cost of complying with the EPA's order, which includes the studies. It is anticipated that the studies will be completed in 1997. Actual cleanup would not commence prior to 1998. The Company's share of the study costs has been established at 9.95%. On June 21, 1995, the Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to the Company. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     At September 30, 1996, the amount accrued for future environmental-related costs was $2.4 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.7 million to $6.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

NOTE 6--INVENTORIES:

                                                                   (DOLLARS IN THOUSANDS)
                                                            -------------------------------------
                                                            SEPTEMBER 30, 1996      DECEMBER 31,
                                                                (UNAUDITED)             1995
                                                            -------------------     -------------
    Raw material and supplies............................        $  28,596            $  22,609
    Work-in-process and finished goods...................           90,677               71,290
    Adjustments to LIFO values...........................          (24,636)             (19,846)
                                                                 ---------            ---------
                                                                 $  94,637            $  74,053
                                                                 =========            =========

     Inventories are valued at cost as determined by the last-in, first-out
(LIFO) method which, in the aggregate, is lower than market. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation).

     Included in work-in-process are costs relating to long-term contracts. Such costs, net of amounts recognized to date, were $1.3 million at September 30, 1996 and $2.5 million at December 31, 1995.

NOTE 7--CREDIT FACILITY:

     In connection with the Common Stock Offering referred to in Note 3 above, the Company has entered into a credit agreement, dated April 15, 1996 (the "Credit Facility"), to replace the Company's prior credit facilities. The Credit Facility has a term of three years and permits borrowings, on a revolving basis, of up to the lesser of $50 million or a borrowing base equal to the sum of 85% of qualified accounts receivable and 50% of qualified inventory. At September 30, 1996, $5.9 million was outstanding under the facility. The Company had sufficient accounts receivable and inventory at September 30, 1996 to borrow the entire $50 million.

     Under the terms of the Credit Facility, the Company, at its option, is able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 1/2% per annum), or (b) LIBOR or the Federal Funds Effective Rate, plus a spread (ranging from 1/2% to 1%) determined by the ratio of the Company's consolidated earnings before interest and taxes to consolidated interest expense.

     Borrowings under the Credit Facility will initially be secured by the Company's accounts receivable, inventory, other personal property and cash and cash equivalents. Borrowings will become unsecured if the Company complies with all the financial covenants under the New Credit Facility for four consecutive quarters, beginning with the date of the Credit Facility and expiring with the quarter ended June 30, 1997.

     An event of default under the Credit Facility shall occur if, among other things, any person or group of persons other than USX shall have acquired beneficial ownership of 25% or more of the voting stock of the Company. The Credit Facility contains additional terms and financial covenants which are typical for other similar facilities.

NOTE 8--ASSET IMPAIRMENT

     The Company elected to adopt Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective June 30, 1995. After completing a review of its assets, the Company impaired the value of an asset consisting of design and engineering work for a proposed titanium tetrachloride facility. The asset was impaired due to recent market developments, the conclusion of certain joint venture negotiations and the determination that such a facility was not likely to be constructed in the near future. The asset carrying value has been reduced from $5.0 million to a nominal amount reflecting a fair value determination under SFAS No. 121 versus a determination of ultimate net realizable value under the Company's previous impairment approach.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and Selected Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements include, without limitation, statements regarding estimates of industry shipments, the future availability and prices of raw materials, the availability of capital on acceptable terms, the competitiveness of the titanium industry, potential environmental liabilities, the Company's order backlog and the conversion of that backlog into revenue, the Company's strategies and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions (including in the aerospace and golf club markets), the Company's ability to recover its raw material costs in the pricing of its products, the availability of capital on acceptable terms, actions of competitors, the extent to which the Company is able to develop new markets for its products, the time required for such development and the level of demand of such products, changes in business strategies, and other factors.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

NET SALES

     Net sales increased to $64.5 million, or 50% for the three months ended September 30, 1996 compared to net sales of $42.9 million in the corresponding 1995 period. This increase resulted from increased mill product shipments and higher average selling prices. Mill product shipments in the third quarter of 1996 increased by

21% to 4.6 million pounds from third quarter 1995 shipment levels of 3.8 million pounds. Average realized mill product selling prices in the third quarter of 1996 increased by approximately 19% to $12.26 per pound from 1995 third quarter levels. Both demand and pricing on incoming orders for titanium mill products continue to show improvement from 1995 levels. Sales related to new products and markets amounted to $1.9 million in the third quarter of 1996 compared to $0.7 million in the third quarter of 1995. Sales of hot-formed parts and cut shapes increased to $5.1 million in the third quarter of 1996 from $3.1 million in the same period of 1995.

GROSS PROFIT

     Gross profit amounted to $11.6 million, or 18.0% of sales for the quarter ended September 30, 1996 compared to gross profit of $2.9 million or 6.7% of sales for the comparable 1995 period. This improvement results primarily from the increased shipments and selling prices for titanium mill products together with improved margins on hot-formed parts and cut shapes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $2.6 million for the quarter ended September 30, 1996 compared to $2.4 million for the same quarter in 1995. Research, technical and product development expenses amounted to $0.4 million in the third quarter of 1996 compared to $0.3 million in the third quarter of 1995.

OPERATING INCOME

     Operating income for the three months ended September 30, 1996 amounted to $8.7 million, or 13.4% of sales compared to $0.2 million in the same period of 1995. This improvement results primarily from significant increases in shipments and profit margins on mill products.

INTEREST EXPENSE

     Because of significantly lower borrowing levels, interest expense decreased to $0.1 million in the third quarter of 1996 from $1.2 million in the third quarter of 1995. For further information on borrowings see "Liquidity and Capital Resources."

INCOME TAXES

     In the third quarter of 1996, the Company recorded an income tax benefit of $2.1 million. This amount is comprised of an income tax provision of $0.5 million against pretax income for the quarter and an income tax benefit of $2.6 million resulting from an adjustment to the deferred tax asset valuation allowance due to changes in the Company's expectations about the ultimate realization of its deferred tax assets in years after 1996. No tax effect was recorded for the three months ended September 30, 1995. Excluding the $2.6 million valuation allowance adjustment, the effective tax rate for the three months ended September 30, 1996 was approximately 5.3%. The difference between the statutory federal tax rate of 35% and the effective tax rate is principally due to an adjustment to the deferred tax asset valuation allowance as it relates to expected 1996 results. The Company currently expects improved profitability in 1996 compared to the expectations inherent in the December 31, 1995 valuation allowance. The effect of this adjustment reduced the third quarter's 1996 tax provision by approximately $2.5 million. The amount of current taxes expected to be paid in 1996 is minimal.

OTHER INCOME

     Other income (expense) for the third quarter of 1996 amounted to $0.2 million compared to $0.1 million in the third quarter of 1995.

NET INCOME

     The net income for the quarter ended September 30, 1996 amounted to $10.8 million or 16.8% of sales compared to a net loss of $1.0 million in the comparable 1995 period. The 1996 results include the $2.1 million tax benefit referred to above.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

NET SALES

     Net sales for the nine months ended September 30, 1996 increased to $177.4 million from $122.6 million in the first nine months of 1995, an increase of $54.8 million, or 45%. This increase resulted primarily from increased mill products shipments and higher average selling prices. Mill products shipments for the first nine months of 1996 amounted to 13.4 million pounds compared to
10.6 million pounds in the comparable period of 1995. Average realized mill product selling prices increased to $11.71 per pound in the first nine months of 1996 compared to $10.14 per pound during the comparable period of 1995. Both demand and pricing for titanium mill products continued to remain strong in both commercial aerospace and industrial product markets. Sales related to new products and markets decreased from $2.2 million in the first nine months of 1995 to $1.9 million in the first nine months of 1996. Sales of hot-formed parts and cut shapes increased to $12.1 million in the first nine months of 1996 from $9.6 million in the same period of 1995.

GROSS PROFIT

     Gross profit for the nine months ended September 30, 1996 amounted to $31.3 million, or 17.6% of sales, compared to gross profit of $0.8 million, or 0.7% of sales, in the first nine months of 1995. This increase results primarily from increased shipments and selling prices for titanium mill products. Results in 1995 were adversely impacted by a $5.0 million asset impairment charge following the adoption of SFAS No. 121 and costs associated with the cost of stock appreciation rights amounting to $0.8 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $7.3 million for the first nine months of 1996 compared to $7.5 million for the comparable period in 1995. Research, technical and product development expenses amounted to $1.4 million in each of the nine month periods ended September 30, 1996 and 1995. Selling, general and administrative expenses, together with research, technical and product development expenses for the first nine months of 1995, include $0.6 million of costs related to stock appreciation rights.

OPERATING INCOME

     Operating income for the nine months ended September 30, 1996 amounted to $22.5 million, or 12.7% of sales compared to a loss of $8.1 million in the same period of 1995. This improvement results primarily from significant increases in mill product shipments and average mill product selling prices. Results for the 1995 period were adversely impacted by a $5.0 million asset impairment charge and costs associated with stock appreciation rights referred to above.

INTEREST EXPENSE

     Interest expense for the first nine months of 1996 amounted to $2.0 million compared to $3.6 million in the same period of 1995. This improvement results primarily from reduced levels of indebtedness during 1996. For further information on indebtedness, see "Liquidity and Capital Resources" below.

INCOME TAXES

     In the first nine months of 1996, the Company recorded an income tax benefit of $0.6 million. This amount is comprised of an income tax provision against pretax income for the nine-month period of $2.0 million and an income tax benefit of $2.6 million resulting from an adjustment to the deferred tax asset valuation allowance due to changes in the Company's expectations about the ultimate realization of its deferred tax assets in years after 1996. No tax effect was recorded for the nine months ended September 30, 1995. Excluding the $2.6 million valuation allowance adjustment, the effective tax rate for the nine months ended September 30, 1996 was approximately 9.6%. The difference between the statutory federal tax rate of 35 percent and the effective tax rate is principally due to an adjustment to the deferred tax asset valuation allowance which existed at December 31, 1995 as it related to expected 1996 results. The Company currently expects improved profitability in 1996 compared to the expectations inherent in the December 31, 1995 deferred tax asset. The effect of this adjustment reduced the year-to-date 1996 tax provision by approximately $5.3 million. The amount of current taxes expected to be paid in 1996 is minimal.

NET INCOME

     Net income for the nine months ended September 30, 1996 amounted to $21.4 million, or 12.1% of sales compared to a loss of $13.3 million in the first nine months of 1995. Results for the 1995 period include a $5.0 million impairment charge following the adoption of SFAS No. 121, a $1.9 million impairment of an investment in a joint venture, and $1.5 million in costs incurred in connection with stock appreciation rights.

OUTLOOK

     The Company's total order backlog as of September 30, 1996 was approximately $327 million, compared to $134 million at December 31, 1995 and $134 million at September 30, 1995.

     During the second half of 1995 and continuing into 1996, the Company experienced a steady increase in order backlog. The Company estimates that as of September 30, 1996, orders for substantially all of its anticipated 1996 shipments have been booked or shipped at average prices more than 15% higher than its 1995 average realized mill product selling price of $10.23 per pound. The Company's average realized mill product selling price increased to $12.26 per pound in the third quarter of 1996. The Company estimates that as of September 30, 1996, orders for 84% of its anticipated 1997 shipments have been booked at average prices greater than $13 per pound. The increase in demand has been driven primarily by the recovery in the commercial aerospace market and the emergence of the golf club market. Because of competitive factors in the titanium industry and the cyclical nature of the aerospace industry, there can be no assurances that prices and demand will continue to improve. The Company intends to continue its efforts to develop new markets and products such as seamless tubulars for oil and gas and geothermal energy production, as well as the use of billet for golf club applications.

     The increase in demand for titanium products has put upward pressure on prices for certain raw materials used by the Company. Prices for the Company's 1996 and 1997 titanium sponge requirements have been set under long-term supply contracts and short-term arrangements. Prices for titanium sponge in 1997 are expected to increase over 1996 levels. Due to increased demand resulting primarily from the emerging golf club market, current prices for titanium scrap, which accounts for approximately 40% of the Company's raw material requirements, have increased significantly during 1996. Prices of certain alloying agents have also increased as a result of increased demand. The Company, and others, have announced increased prices and surcharges to recover these increased costs.

     In July 1996, the Company was notified that the Department of Commerce released preliminary findings in a review of an existing anti-dumping order on titanium sponge from Russia. The Department of Commerce determined that dumping did not occur on sales made by Interlink, a major trading company for Russian-produced titanium sponge, during the review period. A final determination confirming the earlier finding was issued in November 1996. The final determination can be appealed to the Court of International Trade but is effective unless and until it is overturned. The Company purchases nearly all of its Russian titanium sponge through Interlink. These purchases previously carried an 84% dumping duty. The no-dumping finding eliminates this duty, thereby allowing the Company access to lower cost sources for a significant portion of its titanium sponge requirements.

     The information included in this "Outlook" section includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements include, without limitation, statements regarding the future availability and prices of raw materials, the competitiveness of the titanium industry, the Company's order backlog and the conversion of that backlog into revenue and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions (including in the aerospace and golf club markets), the Company's ability to recover its raw material costs in the pricing of its products, actions of competitors, the extent to which the Company is able to develop new markets for its products, and other factors.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows used in operating activities totaled $22.3 million in the first nine months of 1996 compared to $11.6 million used in operations during the first nine months of 1995. The change in net cash flows from operating activities in the first nine months of 1996, compared to the first nine months of 1995, was due primarily to improved results of operations offset by an increase in working capital. Working capital amounted to $115.9 million at September 30, 1996, compared to $86.7 million at December 31, 1995. The increase in working capital results primarily from increases in accounts receivable and inventories, partially offset by increases in accounts payable and other current liabilities. The Company's working capital ratio was 4.15 to 1 at September 30, 1996 compared to 3.73 to 1 at December 31, 1995.

     On May 7, 1996, the Company completed a public offering of 4,600,000 shares of common stock (including an underwriters' overallotment option of 600,000 shares) at a price of $18.50 per share (the "Common Stock Offering"). Net proceeds to RMI after deducting underwriting fees and expenses amounted to $80.3 million. The net proceeds were used to repay all outstanding indebtedness (amounting to $65.5 million) under the then existing bank credit facilities, and to contribute $10.2 million to certain of the Company's defined benefit pension plans, as referred to below, and the balance was used for general corporate purposes.

     In September 1996, the Company made a $16.1 million cash contribution to certain of its defined benefit pension plans. This contribution was funded by using $10.2 million of the net proceeds from the Common Stock Offering and $5.9 million in borrowings under the Company's credit facility referred to below.

     During the first nine months of 1996, the Company's cash flow requirements for capital expenditures were funded by internally generated funds and proceeds from the Common Stock Offering. In the first nine months of 1995, the Company's cash flow requirements for operating losses, capital expenditures and working capital were funded primarily through borrowings.

     The Company anticipates that it will be able to fund its 1996 working capital requirements and its capital expenditures primarily from funds generated by operations, proceeds from the Common Stock Offering, and, to the extent necessary, from borrowings under its Credit Facility. The Company anticipates that it will be able to fund its 1997 working capital requirements and its currently expected capital expenditures primarily from funds generated by operations and borrowings under the Credit Facility. The Company may, however, undertake strategic initiatives and additional capital expenditures in 1997 which may require additional financing therefor. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed.

     In connection with the Common Stock offering referred to above, the Company has entered into a Credit Agreement, dated as of April 15, 1996 (the "Credit Facility") to replace the prior credit facilities. The Credit Facility has a term of three years and permits borrowings, on a revolving basis, of up to the lesser of $50 million or a borrowing base equal to the sum of 85% of qualified accounts receivable and 50% of qualified inventory. The Company had sufficient accounts receivable and inventory at September 30, 1996, to borrow the entire $50 million. At September 30, 1996, $5.9 million was outstanding under the Credit Facility.

     Under the Credit Facility, the Company, at its option, is able to borrow at
(a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 1/2% per annum), or (b) LIBOR or the Federal Funds Effective Rate, plus a spread (ranging from 1/2% to 1%) determined by the ratio of the

Company's consolidated earnings before interest and taxes to consolidated interest expense. At any time when the Company's ratio of total liabilities to net worth is greater than or equal to 1.4 to 1, the spread for LIBOR and Federal Fund Effective Rate borrowings will be increased by 1/2 of 1%.

     Borrowings under the Credit Facility are secured by the Company's accounts receivable, inventory, other personal property and cash and cash equivalents. Borrowings will become unsecured if the Company complies with all the financial covenants under the Credit Facility for four consecutive quarters. The Credit Facility contains the following financial covenants: (1) the Company shall not permit its consolidated net worth to be less than $36.9 million plus 50% of the Company's consolidated net income for each fiscal quarter in which net income was earned beginning January 1, 1996; (ii) the Company shall not permit the ratio of consolidated earnings before interest and taxes to consolidated interest expense to be less than 2.5 to 1.0; and (iii) capital expenditures, including assets acquired under capitalized leases, shall not exceed $10 million per year.

     An event of default under the Credit Facility shall occur if, among other things, any person or group of persons other than USX shall have acquired beneficial ownership of 25% or more of the voting stock of the Company. The Credit Facility contains additional terms, financial covenants and events of default which are typical for other similar facilities.

     Other long-term debt of $0.7 million consisted of industrial revenue bonds.

INCOME TAX CONSIDERATIONS

     SECTION 382 LIMITATION. At December 31, 1995, the Company had net operating loss carryforwards of approximately $104 million available to reduce federal taxable income through at least 2006. If an "ownership change" were to occur, the utilization of net operating loss carryforwards would be subject to an annual limitation. Generally, an ownership change occurs with respect to a corporation if shareholders who own, directly or indirectly, 5% or more of the capital stock of the corporation increase their aggregate percentage ownership of such stock by more than 50 percentage points over the lowest percentage of such stock owned by such shareholders at any time during a prescribed testing period. An ownership change could result from equity transactions such as exercises of stock options, purchases or sales of Common Stock by certain stockholders, including USX and other issuances of Common Stock by the Company. If the annual limitation were to apply, the amount of the limitation would generally equal the product of (i) the fair market value of the Company's equity immediately prior to the ownership change, with certain adjustments, including a possible adjustment to exclude certain capital contributions made in the two years preceding the date of the ownership change, and (ii) a long-term tax exempt bond rate of return published monthly by the Internal Revenue Service. Should the annual limitation apply, the Company believes that it would not materially affect the potential use of the net operating loss carryforwards to reduce any future income tax liabilities over time; however, it is possible that the Company's results in a particular year could exceed the annual limitation, in which case such excess would not be reduced by the net operating loss carryforward and the Company's tax liability would be correspondingly higher.

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

     When preparing future periods' interim and annual financial statements, the Company will periodically evaluate its strategic and business plans, in light of evolving business conditions, and the valuation allowance will be adjusted for future income expectations resulting from that process, to the extent different from those inherent in the current valuation allowance. In making an assessment of realizability at September 30, 1996, the Company considered a number of factors including the improved profitability in 1996 as a result of increased sales, product pricing and gross margins, when compared to expectations inherent in the December 31, 1995 valuation allowance. Accordingly, the valuation allowance has been adjusted by approximately $5.3 million as of September 30, 1996 for the difference between such revised future income expectations and those inherent in the valuation allowance at December 31, 1995 as it related to expected 1996 results.

Additionally, the valuation allowance was adjusted by $2.6 million at September 30, 1996 because of improving expectations regarding income in years after 1996 which were not inherent in the valuation allowance at December 31, 1995. The effect of these adjustments resulted in a tax benefit of $0.6 million for the nine months ended September 30, 1996.

     The application of SFAS No. 109 valuation allowance determination process could result in recognition of further significant income tax provisions or benefits in a single interim or annual period due to changes in income expectations over a horizon that may span several years. Such tax provision or benefit effect would likely be material in the context of the specific interim or annual reporting period in which changes in judgement about more extended future periods are reported. This effect is a consequence of the application of the SFAS No. 109 valuation allowance determination process, which is a balance sheet oriented model and which does not have periodic matching of pretax income or loss and the related tax effects as an objective.

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

     At September 30, 1996, the amount accrued for future environment-related costs was $2.4 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.7 million to $6.3 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects. In 1992, the EPA filed a complaint and proposed a $1.4 million civil penalty for alleged failure to comply with RCRA. The Company is contesting the complaint. Based on the nature of the proceeding the Company is currently unable to determine the ultimate liability, if any, that may arise from this matter.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures in the first nine months of 1996 and 1995 amounted to $2.4 million and $1.1 million, respectively. The Company has budgeted capital spending of approximately $5.0 million in 1996. The Company currently estimates that its 1997 capital expenditures will be approximately $8.0 million. The Company may, however, undertake strategic initiatives and make additional capital expenditures in 1997. See "Liquidity and Capital Resources" above.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

      3 Amended Code of Regulations of the Company, as amended through April 26, 1995.

     10.1 Employment agreement, dated September 1, 1996, between the Company and John H. Odle.

     10.2 Employment agreement, dated September 1, 1996, between the Company and Timothy G. Rupert.

     10.3 Registration Rights Agreement dated August 21, 1996, between the Company and USX Corporation.

     27    Financial Data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed for the quarter ended September 30, 1996.

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

                                                   RMI TITANIUM COMPANY
                                          --------------------------------------
                                                       (Registrant)

Date: November 13, 1996

                                          By:        /s/ T. G. RUPERT
                                              ------------------------------
                                                       T. G. Rupert
                                             Executive Vice President & Chief
                                                    Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
-------
     3 Amended Code of Regulations of the Company, as amended through April 26, 1995.

  10.1 Employment agreement, dated September 1, 1996, between the Company and John H. Odle.

  10.2 Employment agreement, dated September 1, 1996, between the Company and Timothy G. Rupert.

  10.3 Registration Rights Agreement dated August 21, 1996 between the Company and USX Corporation.

    27     Financial Data Schedule