Form 10-K
period 1996-12-31
RMI TITANIUM CO
filed 1997-03-27
CIK 854663

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(MARK ONE)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 [fee required] for the fiscal year ended December 31, 1996 or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 [no fee required] for the transition period from ______________________ to ______________________

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS                         REGISTERED
          -------------------                         ----------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---------

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 1997: $216,315,792. The amount shown is based on the closing price of the registrant's common stock on the New York Stock Exchange on that date. Shares of common stock known by the registrant to be beneficially owned by officers or directors of the registrant or persons who have filed a report on Schedule 13D or 13G are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

Number of shares of common stock outstanding at March 3, 1997: 20,360,250.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Selected Portions of the 1997 Proxy Statement-Part III of this Report.

================================================================================

                              RMI TITANIUM COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

     As used in this report, the terms "RMI", "Company", and "Registrant" mean RMI Titanium Company, its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

                            ------------------------

                               TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
                                         PART I
Item 1.      Business....................................................................     1
Item 2.      Properties..................................................................     8
Item 3.      Legal Proceedings...........................................................     8
Item 4.      Submission of Matters to a Vote of Security Holders.........................    11

                                         PART II
Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters...    11
Item 6.      Selected Financial Data.....................................................    12
Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................................    12
Item 8.      Financial Statements and Supplementary Data.................................    19
Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure........................................................    36

                                        PART III
Item 10.     Directors and Executive Officers of the Registrant..........................    36
Item 11.     Executive Compensation......................................................    36
Item 12.     Security Ownership of Certain Beneficial Owners and Management..............    36
Item 13.     Certain Relationships and Related Transactions..............................    36

                                         PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K............    36
Signatures...............................................................................    37
Index to Exhibits........................................................................    38

                                     PART I
ITEM 1. BUSINESS

THE COMPANY

     RMI is a leading U.S. producer of titanium mill and fabricated products for the global market. The Company's mill products are processed by RMI's customers to provide products for use in the aerospace industry and other industrial markets, including, most recently, golf club manufacturing. The Company's fabricated products are used primarily in the aerospace, oil and gas, geothermal energy production and chemical process industries as well as for a number of other industrial applications. The Company also provides fabrication and conversion services for titanium and other specialty metals producers.

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of Common Stock (the "Reorganization"). Quantum sold its shares of Common Stock to the public while USX retained ownership of its shares. At December 31, 1996, USX owned approximately 27% of the outstanding Common Stock.

     In November, 1996, USX Corporation completed a public offering of its notes exchangeable February, 2000, for 5,483,600 shares of RMI Common Stock owned by USX (or for an equivalent amount of cash at USX's option). Such shares represent all of the RMI Common Stock owned by USX, and 27% of the outstanding shares of RMI.

INDUSTRY OVERVIEW

     Titanium is one of the newest specialty metals. Its physical characteristics include high strength-to-weight ratio, high temperature performance and superior corrosion and erosion resistance. The first major commercial application of titanium occurred in the early 1950's when it was used as a component in aircraft gas turbine engines. Subsequent applications were developed to use the material in other aerospace component parts and in airframe construction.

     Historically, a majority of the U.S. titanium industry's output has been used in aerospace applications. In recent years, increased quantities of the industry's output have been used in nonaerospace applications. Based on data published by the U. S. Geological Survey, (including its predecessor agency, the U. S. Bureau of Mines, "USGS"), the Company estimates that more than 35% of the total 1995 U.S. market shipments, including exports, were made to nonaerospace markets, including the oil and gas, geothermal energy production and chemical process industries and golf club manufacturing.

     Aerospace demand originates from two aerospace sectors: commercial and military. Since 1987, commercial aerospace has become the dominant factor in titanium demand. The commercial aerospace sector is expected to continue to dominate the demand for titanium as a result of the expected growth of worldwide airline traffic and the need to repair and replace aging commercial airline fleets and continuing reduced military aerospace spending.

     The cyclical nature of the aerospace industry has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. Over the past 19 years, U.S. titanium mill product shipments registered cyclical peaks of 54 million pounds in 1980 and 55 million pounds in 1989. Beginning in 1991, the industry experienced a dramatic downturn in demand for mill products. Domestic industry shipments fell from 53 million pounds in 1990 to 34 million pounds in 1991, a decease of 35%, the largest single one year decrease in the history of the industry. Domestic industry shipments only recovered modestly during the years 1991 through 1994. This most recent decline in industry shipments reflected a sharp decline in military aerospace consumption and a decline in commercial aircraft build rates due in part to significant financial losses suffered by commercial airline carriers. RMI's average realized mill product selling prices also deteriorated throughout this period reaching lows during the years 1993 and 1994 that were approximately 30% below 1990.

     The following table highlights the cyclical nature of the titanium industry by setting forth the total pounds of U.S. mill products shipped during the years 1978 through 1996 and the Company's shipments and average mill product prices during such period.

                    SHIPMENT AND MILL PRODUCT PRICE HISTORY

 Measurement Period             RMI Avg.          RMI            Industry
(Fiscal Year Covered)            Price         Shipments         Shipments
'78                               5.5            11.3              30.7
'79                               8.1            13                33
'80                              12.2            14                39.5
'81                              15.7            15                35
'82                              16.3            10                28
'83                              10.5             8.5              23.5
'84                              10.0            13.7              31.3
'85                              10.2            13.7              31.3
'86                               9.6            13                29
'87                               9.3            13.7              30.3
'88                              10.7            14.5              34.5
'89                              12.2            16                38
'90                              13.1            16.5              34.5
'91                              12.2            11.5              21.5
'92                              11.3            11.5              23.5
'93                              10.6            11.3              24.7
'94                               9.9            11.6              23.4
'95                              10.9            14.4              28.4
'96                              11.88           18.5              38.6

Sources: RMI and Titanium Development Association.

     Commercial aerospace markets have shown a recent increase in demand while military aerospace markets have stabilized at the reduced build rate levels. In 1995, most major U.S. commercial airline carriers reported stronger operating profits and, in the second half of 1995 and through 1996, aircraft manufacturers increased build rates. As of December 31, 1996, the leading manufacturers of commercial aircraft, Boeing Company, McDonnell Douglas Corporation and Airbus Industrie, reported an aggregate of 2,370 planes under firm order and deliverable over the next five years. The comparable backlogs as of December 31, 1995 and 1994 were 1,869 planes and 1,742 planes, respectively. RMI estimates that domestic industry mill product shipments to the commercial aerospace market in 1996 were approximately 27.5 million pounds, an increase of approximately 37% compared to 1995.

PRODUCTS AND MARKETS

     Titanium mill products consist of products such as ingot, slab, bloom, billet, bar, plate, sheet, strip and welded tube. Fabricated products include pipe, engineered tubular products, hot-formed and superplastically formed parts for aerospace application, cut shapes and titanium metal powders. Other services include conversion and fabrication services for other titanium and specialty metal producers and project management. In addition, the Company acts as contractor for the U.S. Department of Energy ("DOE") for the remediation and restoration of the Company's closed facilities in Ashtabula, Ohio.

     The amount of sales and the Company's consolidated percentage of consolidated sales represented by each class of product during each of the years beginning in 1992 was as follows:

                                                                      RMI SALES
                                                                (DOLLARS IN MILLIONS)
                                                               YEAR ENDED DECEMBER 31
                                -------------------------------------------------------------------------------------
                                    1996              1995              1994              1993              1992
                                -------------     -------------     -------------     -------------     -------------
                                  $        %        $        %        $        %        $        %        $        %
Mill Products................   $203.7     81%    $138.1     81%    $103.8     72%    $ 96.5     76%    $110.5     81%
Fabricated Products and Other
  Services...................     37.2     15       26.9     16       31.1     22       20.5     16       16.7     13
Other (1)....................     10.5      4        6.2      3        8.5      6       10.4      8        5.8      4
Discontinued Products (2)....       --     --         --     --         --     --         --     --        2.6      2
                                ------    ---     ------    ---     ------    ---     ------    ---     ------    ---
  Total......................   $251.4    100%    $171.2    100%    $143.4    100%    $127.4    100%    $135.6    100%
                                ======    ====    ======    ====    ======    ====    ======    ====    ======    ====

---------

(1) Includes DOE remediation and restoration contract.

(2) Discontinued products includes titanium sponge, sodium chloride, sodium hypochlorite, and metallic sodium, which are no longer manufactured by the Company.

  MILL PRODUCTS

     The Company produces a full range of titanium mill products which are used in both the aerospace and nonaerospace markets.

     Aerospace Business. Approximately 78% of the Company's 1996 mill product sales were aerospace related compared with approximately 75% in 1995 and 63% in 1994. The Company's products are certified and approved for use by all major domestic and most international manufacturers of commercial and military aircraft and jet engines. Products such as sheet, plate, strip, bar, billet and ingot, as well as related products such as hot-formed or superplastically formed parts, are utilized in aircraft bulkheads, tail sections, wing support and carry-through structures and various engine components including rotor blades, vanes, discs, rings and engine cases.

     As of December 31, 1996, the leading manufacturers of commercial aircraft, Boeing Company, McDonnell Douglas Corporation and Airbus Industrie, reported an aggregate of 2,370 planes under firm order and deliverable over the next five years. The comparable backlogs as of December 31, 1995 and 1994 were 1,869 planes, and 1,742 planes, respectively. Included in the backlog for December 31, 1996 are 273 firm orders for the new Boeing 777 wide-body aircraft, which requires more titanium than any other commercial aircraft. Deliveries of commercial aircraft by these three manufacturers totaled 345 in 1996, 380 in 1995, and 432 in 1994. Because it typically takes from 12 to 18 months from placement of an order until delivery of a commercial aircraft, realized delivery rates generally lag behind announced backlog estimates. In addition, changing economic conditions and instability in the domestic commercial airline industry may cause manufacturers to re-evaluate aircraft orders and options, thus affecting realized aircraft delivery rates.

     Nonaerospace. Principal nonaerospace mill products include commercially pure (unalloyed) strip, welded tube and plate used for chemical processing and pulp and paper equipment. Bar is sold for the production of medical implants and high-performance automotive engine parts. The Company is also a supplier of commercially pure titanium plate and strip, which offers superior corrosion resistance and ductility for critical forming and metal expansion required in applications such as heat exchangers and anodes for the chlorine industry. Nonaerospace sales accounted for 22% of the Company's mill product sales in 1996, 25% in 1995 and 37% in 1994. Since the Company's entry into strip production in 1984 and tube production in 1986, sales of these two products have grown to a majority of the Company's total nonaerospace mill product sales.

     The use of titanium in golf club heads emerged in 1995 and 1996 as an important nonaerospace product application for the titanium industry. The Company believes this market amounted to 10.0 million pounds, or approximately 17%, of U.S. industry mill product shipments in 1996, compared to 3.5 million pounds and 8% of shipments in 1995. While titanium golf clubs have been used in Japan for over six years, with titanium woods currently commanding approximately 60% of the Japanese market, they have only recently gained significant popularity in the U.S. market. Titanium golf clubs have developed as the latest of several technological innovations in the golf industry in the last 25 years.

  FABRICATED PRODUCTS AND OTHER SERVICES

     Fabricated products include pipe, engineered tubular products for the oil and gas and geothermal energy production industries, hot-formed and superplastically formed parts and cut shapes for aerospace applications and titanium metal powders. Titanium powders are used for alloy additions, superconductors, grain refinement of other metals and titanium powder metal parts. Other services include conversion and fabrication services for other titanium and specialty metals producers and project management. Revenues from fabricated products and other services accounted for 15% of RMI's sales in 1996, 16% in 1995 and 22% in 1994. Sales to the aerospace market represented 66%, 51% and 41% of such revenues in 1996, 1995 and 1994, respectively, with sales to the nonaerospace market representing the balance.

     The Company has devoted significant resources, the costs of which have been expensed, to develop new applications and markets for titanium in the oil and gas and geothermal energy production industries. Sales to the oil and gas and geothermal energy production industries were 1% of RMI's sales in 1996, 3% of RMI's sales in 1995 and 9% of RMI's sales in 1994.

     In late 1994, the Company was awarded a contract (expiring in January 1998) to supply all of the seamless titanium pipe required for a number of geothermal energy production facilities located in the Imperial Valley of California. Deliveries under the initial order of $7 million were completed in 1996. During the fourth quarter of 1996, the Company received the second $7 million release under the contract. Production is expected to be completed during the first half of 1997.

     During 1995, the Company completed shipment of the world's first high-pressure titanium drilling riser for use in the Conoco Heidrun project (one of the world's largest floating, deep-water oil and gas production platforms) located in the Norwegian sector of the North Sea. During 1995, the Company received several orders, valued in excess of $3 million, to supply titanium stress joints for use in the Oryx Energy Neptune Production Riser System in the Gulf of Mexico.

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

  OTHER

     The Company has a long-term agreement with the DOE covering the remediation and restoration of the Company's closed facilities in Ashtabula, Ohio, for which the DOE is responsible as a result of work performed there by the Company for the U.S. government. The Company is serving as the prime contractor during the remediation and restoration period. Year-to-year revenues and the time of completion of the project will depend on DOE funding. In 1996, the Company recognized $10.5 million in such revenues compared to $6.2 million in 1995 and $8.5 million in 1994. As the prime contractor, the Company provides management services necessary to complete assessment, clean-up and remediation activities.

EXPORTS

     Most of the Company's exports, with the exception of the drilling riser discussed above under 'Products and Markets-Fabricated Products and Other Services,' have consisted of titanium mill products used in aerospace markets. Other exports include slab, commercially pure strip, plate and welded tubing used in nonaerospace markets. The Company's export sales were 17% of sales in 1996, compared to 18% and 27% of sales in 1995 and 1994, respectively. Such sales were made primarily to the European market, where the Company believes it is a leader in supplying alloy flat-rolled titanium mill products as well as rotating-quality billet. Export sales in 1994 include revenues recognized in connection with the titanium drilling riser contract. Most of the Company's export sales are made in U.S. dollars, which minimizes exposure to foreign currency fluctuations.

     As a leading supplier of alloy flat-rolled titanium mill products to the European market, the Company has worked through its distributors to secure contracts to furnish mill products to the major European aerospace manufacturers. As a result, the Company has significant export sales to customers in France, the United Kingdom and Germany. In order to enhance its presence in the European market, in 1992 the Company acquired a 40% ownership interest in its French distributor, Reamet, SA. In addition, the Company has expanded its operations in the United Kingdom to include a distribution and service center facility in Birmingham, England. Operations at the facility commenced during the second quarter of 1995. In 1996, the Company became a qualified supplier to Rolls Royce Plc and received an order to supply material from the Birmingham facility for use in fan blades and other critical rotating parts in Rolls Royce's family of jet engines.

BACKLOG

     For a discussion of order backlog, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RAW MATERIALS

     The principal raw materials used in the production of titanium mill products are titanium sponge, a porous metallic material; titanium scrap; and alloying agents. RMI acquires its raw materials from a number of suppliers, both domestic and foreign, under long-term contracts and other negotiated transactions. The Company purchased approximately 15 million pounds of titanium sponge in 1996 and approximately 12 million pounds of titanium sponge in 1995. Requirements for sponge vary based upon product mix and the level of scrap usage.

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

     One of the sponge contracts, which is with a competing producer of mill products, permits the Company to purchase up to seven million pounds per year at specified prices per pound during 1997, depending on the volume of sponge purchased, and thereafter through 2003 at the Company's option at either market price (but not below the supplier's cost) or the price in effect under the contract for 1996 plus adjustments for changes in certain of the supplier's costs, such as labor, electricity and raw materials. The other contract, which is with a Japanese supplier, permits the Company to purchase up to four million pounds of sponge per year through 1999, either at market price or a 1994 base price plus changes in certain of the suppliers' costs, such as labor, electricity and raw materials. In addition, this contract permits the Company to purchase up to an additional two million pounds of sponge at negotiated prices. These contracts are subject to renegotiation or termination under certain circumstances. The Company purchases the balance of its sponge requirements pursuant to short-term agreements or at negotiated prices. Prices for the Company's 1997 requirements have already been set under these contracts and other short-term arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Imports of titanium mill products from countries that receive the most-favored-nation ("MFN") tariff rate are subject to a 15% tariff. The tariff rate applicable to imports from countries that do not receive MFN treatment is 45%. Japanese producers, which benefit from MFN treatment, participate significantly in the European market, but historically have not been a major factor in the U.S. mill products market. The United States currently grants MFN treatment to imports, including titanium mill product imports, from the former Soviet Union countries, including Russia. Effective October 18, 1993, the U.S. Government extended the benefits of the Generalized System of Preferences ("GSP") to Russia. Under GSP, the U.S. grants duty-free access to semifinished and agricultural products from developing countries and territories. Certain titanium mill products are covered by GSP. However, titanium sponge, ingot and slab have not been afforded GSP treatment. In 1995, a Russian producer began to participate in the U.S. market for titanium mill products. This titanium producer has the largest rated capacity in the world (although management believes practical capacity is substantially less) and could materially affect competition if its exports of titanium mill products were to increase significantly.

MARKETING AND DISTRIBUTION

     RMI markets its titanium mill products and related products and services worldwide. Approximately 80% of the Company's sales are made through its own sales force and the balance through independent distributors. RMI's domestic sales force has offices in Niles, Ohio; Houston, Texas; Brea, California; Washington, Missouri; and Salt Lake City, Utah. Technical marketing personnel are available to service these offices and to assist in new product applications and development. In addition, the Company's Customer Technical Service and Research and Development Departments, both located in Niles, Ohio, provide extensive customer support.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT

     The Company conducts research, technical and product development activities at facilities in Niles, Ohio. The principal goals of the Company's research program are maintaining technical expertise in the production of titanium mill and fabricated products and providing technical support in the development of new markets and products. In addition to the Company's own funding, certain major customers have assisted in funding the Company's development of specific titanium applications. Research, technical and product development costs totaled $3.7 million in 1996, $3.4 million in 1995 and $3.3 million in 1994. Customer assisted funding, which is treated as a reduction of research and development spending, reduced the Company's portion of research and development expense to $2.1 million in 1996, $1.8 million in 1995 and $1.5 million in 1994.

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

EMPLOYEES

     As of December 31, 1996, the Company and its subsidiaries employed 953 persons, 199 of whom were classified as administrative and sales personnel. At December 31, 1996, 74 of the 953 employees were directly involved with the DOE remediation and restoration contract at the Company's now closed facilities in Ashtabula, Ohio.

     The United Steelworkers of America ("USWA") represents 469 of the hourly and clerical and technical employees at the Company's plant in Niles, Ohio and the hourly employees at the closed facilities in Ashtabula, Ohio. Other than six hourly workers at the Ashtabula facilities, who are represented by the Oil, Chemicals and Atomic Workers Union, the Company's other employees are not represented by a union. In October 1995, following a five day work stoppage, a three-year labor agreement was reached with the USWA represented employees at Niles. The hourly employees at the facilities in Ashtabula agreed to a five-year contract on January 15, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of the Company together with their ages, as of December 31, 1996, and titles.

               NAME                  AGE                           TITLE
               ----                  ---                           -----
L. Frederick Gieg, Jr.............   64     President and Chief Executive Officer
(retired effective 2/28/97)
John H. Odle......................   54     Executive Vice President
Timothy G. Rupert.................   50     Executive Vice President & Chief Financial Officer
Harry B. Watkins..................   58     Vice President--Technical Marketing & Tubular Group

     Mr. Gieg has been a director and President and Chief Executive Officer of the Company since 1990 and was President and Chief Executive Officer of its predecessor since September 1, 1982. Previously, Mr. Gieg had been Vice President and General Manager of the Western Steel Division of what is now the U.S. Steel Group of USX. He began his career with USX in June 1953. Mr. Gieg retired effective February 28, 1997.

     Mr. Odle was elected Executive Vice President in June 1996. He previously was Senior Vice President-- Commercial of RMI and its predecessor since 1989 and served as Vice President--Commercial from 1978 until 1989. Prior to that, Mr. Odle served as General Manager--Sales. He began his career as a commercial management trainee in 1964 with USX.

     Mr. Rupert was elected Executive Vice President and Chief Financial Officer in June 1996 and had served as Vice President and Chief Financial Officer since September 1991. Prior to joining RMI, Mr. Rupert was employed by USX for 23 years in various accounting and finance positions.

     Mr. Watkins was elected to his present position of Vice President in April 1996. Previously, he held a number of managerial and sales positions with RMI beginning in 1985. Mr. Watkins was employed by USX Corporation for 24 years prior to joining RMI.

ITEM 2. PROPERTIES

MANUFACTURING FACILITIES

     The Company has over 728,0000 square feet of manufacturing facilities exclusive of office space, located primarily in Niles, Ohio. The Company's principal manufacturing plants, the principal products produced at such plants and their aggregate capacities are set forth below.

                            MANUFACTURING FACILITIES

                                                                                     ANNUAL RATED
      LOCATION                                   PRODUCTS                              CAPACITY
      --------                                   --------                              --------
Niles, Ohio             Ingot (Million Pounds)....................................         36
Niles, Ohio             Mill Products (Million Pounds)............................         22
Hermitage, PA           Tube (Thousand Pounds)....................................        780
Washington, MO          Hot-Formed and Superplastically Formed Components
  Sullivan, MO          (Thousand Press Hours)....................................         21
Salt Lake City, UT      Powders (Million Pounds)..................................        1.5

     The Company owns all of the foregoing facilities, except for the Sullivan, Missouri facility and certain buildings and property at Washington, Missouri, all of which are leased. The plants have been constructed at various times over a long period, many of the buildings have been remodeled or expanded and additional buildings have been constructed from time to time.

CONVERSION SERVICES

     The Company utilizes third-party converters to melt and/or finish approximately 35% of its mill products. The use of these converters raises the Company's effective processing capacity. Certain mill products, such as hot band and cold rolled strip and oversized plate, are produced entirely by such converters using semi-finished titanium mill products supplied by the Company. The Company, however, is responsible for inspecting and delivering these products to customers. The Company maintains long-term relationships with many of these conversion companies. In the ordinary course of business RMI purchases conversion services, including rotary piercing of seamless titanium pipe, from USX Corporation and related companies. The Company believes that, if necessary, it could obtain alternative sources for conversion services.

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

  ENVIRONMENTAL

     The Company is subject to extensive federal, state and local laws and regulations concerning environmental matters. During each of 1996, 1995 and 1994, the Company spent approximately $0.6 million for environmental-related expenditures. The Company broadly estimates environmental-related expenditures, including capital items and compliance costs, will total approximately $3.4 million during the 1997-1999 period.

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

     Fields Brook Superfund Site. The Company, together with 31 other companies, has been identified by the U. S. Environmental Protection Agency the ("EPA") as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The EPA's 1986 estimate of the cost of remediation of the Fields Brook sediment operable unit was $48 million. Recent studies, together with improved remediation technology and redefined cleanup standards, have resulted in a more recent estimate of the remediation cost of approximately $25 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

     The EPA, beginning in March 1989, ordered 22 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study. These studies are nearly complete and are currently estimated to cost $22 million. The Company, working cooperatively with fourteen others, is complying with the order and has accrued and has been paying its portion of the cost of such compliance. It is anticipated that the studies will be completed no earlier than 1997. Actual cleanup is not expected to commence prior to 1998. The Company's share of the study costs has been established at 9.95%. In June, 1995, the Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, actual percentages may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     The U.S. Department of the interior, on behalf of the Natural Resource Trustees for Fields Brook, has notified the PRPs of the Trustees' belief that the PRPs have incurred liability for injuries to natural resources and has proposed a negotiated settlement. It is not possible to predict at this time the cost of a natural resource settlement, although the Company believes it is likely that the PRPs will negotiate a settlement that will not result in any material obligation to the Company.

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

     The Company believes it is most appropriate to use public funds to cleanup a site with regional environmental and economic development implications such as the Ashtabula River and Harbor. The Ashtabula River Partnership ("ARP"), a voluntary group of public and private entities including, among others, the Company, the EPA, and the Ohio EPA, was formed in July 1994 to bring about the remediation of the river. The ARP is working both to design a cost-effective remedy and to secure public funding. Phase 1, the Comprehensive Management Plan, is well underway and is completely funded with public money. To fund Phase 2, the Detailed Design, the Company and the 14 other PRPs who are cooperating at the Fields Brook Superfund site collectively have pledged a voluntary contribution of $1 million over two years, contingent upon receiving matching Federal funds. In 1996, $0.5 million in matching Federal funds was granted. It is possible that the EPA could determine that the Ashtabula River and Harbor should be designated as an extension of the Fields Brook Superfund site, or, alternatively, as a separate Superfund site. It is not possible at this time to predict the methods or responsibility for any remediation and whether the Company will have any liability for any costs incurred in cleaning up the Ashtabula River and Harbor.

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

     Given the status of the proceedings at certain of these sites, and the evolving nature of environmental laws, regulations, and remediation techniques, the Company's ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company's policy to recognize in its financial statements environmental costs as an obligation becomes probable and a reasonable estimate of exposure can be determined. At December 31, 1996, the amount accrued for future environmental-related costs was $2.6 million. Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.9 to $6.5 million in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK DATA:

     Principal market for common stock: New York Stock Exchange

     Holders of record of common stock at January 31, 1997: 848

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 1996

                                                                                DIVIDEND
        QUARTER                                            HIGH       LOW       DECLARED
        -------                                            ----       ---       ---------
        First...........................................   $16  1/2   $ 7 7/8      $--
        Second..........................................    24  3/4    14           --
        Third...........................................    28  1/2    18 3/4       --
        Fourth..........................................    28  1/8    21           --
        Year............................................   $28  1/2   $ 7 7/8      $--

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 1995

                                                                                DIVIDEND
        QUARTER                                            HIGH       LOW       DECLARED
        -------                                            ----       ---       ---------
        First...........................................   $ 5  1/2   $ 3 1/8      $--
        Second..........................................     9  3/4     3 3/4       --
        Third...........................................    10  3/8     6 3/4       --
        Fourth..........................................     9  7/8     6 1/2       --
        Year............................................   $10  3/8   $ 3 1/8      $--

     On May 7, 1996, the Company completed a Common Stock Offering of 4,600,000 shares at a price of $18.50 per share. Net proceeds to the Company, after deducting underwriting fees and expenses, amounted to $80.3 million.

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

ITEM 6. SELECTED FINANCIAL DATA

                               FIVE YEAR SUMMARY
                             Year Ended December 31
                (Dollars in thousands except for per share data)

                                          1996           1995           1994           1993           1992
                                        --------       --------       --------       --------       --------
INCOME STATEMENT DATA:
Sales................................   $251,357       $171,166       $143,392       $127,397       $135,607
Operating income (loss)..............     33,730         (5,220)(1)     (7,971)       (10,764)       (11,387)
Income (loss) before cumulative
  effect of a change in accounting
  principle..........................     31,759         (4,608)(2)    (11,562)       (11,955)       (14,062)
Net income (loss)....................     31,759         (4,608)(2)    (12,764)(3)    (28,893)(4)    (14,062)
BALANCE SHEET DATA:(at end of period)
Working capital......................   $132,136       $ 86,738       $ 74,694       $ 66,319       $ 72,229
Total assets.........................    215,880        171,559        160,810        152,647        153,257
Long-term debt.......................      3,600         64,020         54,740         66,660         62,280
Equity...............................    158,736(5)      36,889         42,596(6)      27,861         63,302
NET INCOME (LOSS) PER COMMON SHARE:
  (7)
Before change in accounting
  principle..........................   $   1.71       $  (0.30)      $  (1.45)      $  (8.14)      $  (9.66)
Net income (loss)....................   $   1.71       $  (0.30)      $  (1.60)      $ (19.67)      $  (9.66)

---------

(1) Includes a $5.0 million charge reflecting the June 30, 1995 adoption of Statement of Financial Accounting Standards ("SFAS") No. 121. See Note 7 to the Consolidated Financial Statements.

(2) Includes a $5.0 million charge reflecting the adoption of SFAS No. 121 and a $7.2 million income tax benefit. See Notes 7 and 8 to the Consolidated Financial Statements.

(3) Includes a $1.2 million charge reflecting the adoption of SFAS No. 112. See
    Note 11 to Consolidated Financial Statements.

(4) Includes a $16.9 million charge reflecting the adoption of SFAS No. 106. See
    Note 11 to the Consolidated Financial Statements.

(5) Includes a $80.3 million increase resulting from the net proceeds of a common stock offering. See Note 4 to the Consolidated Financial Statements.

(6) Includes a $26.4 million increase resulting from the net proceeds of a rights offering. See Note 4 to the Consolidated Financial Statements.

(7) The 1992-1993 Common Share data has been adjusted to reflect a March 31, 1994 one-for-ten reverse stock split. See Note 4 to the Consolidated Financial Statements.

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

OVERVIEW

     Historically, a majority of the U.S. titanium industry's output has been used in aerospace applications. The cyclical nature of the aerospace industry has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. Over the past 19 years, titanium mill products shipments registered cyclical peaks of 54 million pounds in 1980 and 55 million pounds in 1989. Beginning in 1991, the industry experienced a dramatic downturn in demand for mill products. Domestic industry shipments fell from 53 million pounds in 1990 to 34 million pounds in 1991, a decrease of 35%, the largest single one year decrease in the history of the industry. This decline in industry shipments reflected a sharp decline in military aerospace consumption and a decline in commercial aircraft build rates due in part to significant financial losses suffered by U.S. commercial airlines carriers. RMI's average realized mill product selling prices deteriorated during the years 1993 and 1994 and were approximately 30% below 1990 levels.

     Commercial aerospace markets have shown a recent increase in demand while military aerospace markets have stabilized at the reduced build rate levels. In 1995, most major commercial airlines reported stronger operating profits and, in the second half of 1995 and through 1996, aircraft manufacturers increased build rates. As of December 31, 1996, the leading manufacturers of commercial aircraft, Boeing Company, McDonnell Douglas Corporation and Airbus Industrie, reported an aggregate of 2,370 planes under firm order and deliverable over the next five years. The comparable backlogs as of December 31, 1995 and 1994 were 1,869 planes and 1,742 planes, respectively. The Company estimates that industry mill products shipments to the commercial aerospace market in 1996 were approximately 27.5 million pounds, an increase of approximately 37% compared to 1995. Total industry shipments in 1996 were 57.1 million pounds, an increase of 33% compared to 1995. RMI can give no assurance as to the extent or duration of the recovery in the commercial aerospace market or the extent to which such recovery will result in increases in demand for titanium products.

     During 1995 and 1996, the use of titanium in golf clubs emerged as an important nonaerospace market for the U.S. titanium industry. The Company believes that titanium shipments for use in golf clubs amounted to 3.5 million pounds, or approximately 8% of U.S. industry mill product shipments, in 1995 and
10.0 million pounds, or 17% of such shipments, in 1996. Demand from the golf club market benefits RMI by increasing utilization in the titanium mill products industry, resulting in increased prices for titanium mill products industry-wide. Although demand for titanium scrap for the golf club manufacturing market has placed upward pressure on the Company's raw material costs, this pressure has been more than offset by higher selling prices for the Company's mill products.

     In response to industry-wide conditions the Company closed its sponge production facilities in early 1992, which allowed the Company to stem immediately the significant losses generated at these plants, as well as achieve the flexibility to purchase titanium sponge and other raw materials, such as foreign or domestic scrap, at the most favorable prices available. The Company entered into two long-term titanium sponge supply arrangements which assure a supply of a substantial portion of the Company's expected sponge requirements. Prices for the Company's 1997 requirements have been set under these contracts and other short term arrangements. Raw material prices are a significant factor in the overall cost of production of the Company's titanium mill products. RMI has instituted raw material escalator and surcharge clauses on substantially all of its new incoming orders. These escalators and surcharges are linked to current raw material prices for titanium sponge, alloys and scrap. However, because of the cyclical nature of the titanium industry and the effect that overall demand for titanium mill products may have on future pricing, the Company can give no assurances as to the continuing ability to recover raw material cost increases.

     RMI's strategy is to build on its leading position in the worldwide titanium industry while maintaining a strong financial condition and stringent quality, safety and environmental standards. RMI is emphasizing higher margin products in its traditional markets, while continuing to develop new markets and products such as seamless tubulars for oil and gas and geothermal energy production.

RESULTS OF OPERATIONS

     Net Sales. Net sales in 1996 increased by $80.2 million to $251.4 million, or 47% compared to 1995. This increase resulted primarily from increased mill product shipments and higher average selling prices. Mill products shipments in 1996 amounted to 18.5 million pounds compared to 14.4 million pounds in 1995, a 29% increase. Average realized mill product selling prices increased to $11.88 per pound in 1996 compared to $10.23 per pound during 1995, a 16% increase. Both demand and pricing for titanium mill products continue to remain strong in both commercial aerospace and industrial product markets. Sales related to the development of new products and markets which includes long-term contracts for oil and gas and geothermal energy production increased from $5.8 million in 1995 to $6.6 million in 1996. Due to increased aerospace demand, sales of hot-formed parts and cut shapes increased to $17.1 million in 1996 from $12.7 million in the same period of 1995. As a result of increased funding under the DOE remediation and restoration contract, other sales increased to $10.5 million in 1996 from $6.2 million in 1995.

     Net sales in 1995 increased by $27.8 million to $171.2 million, or 19%, compared to 1994. This increase resulted primarily from increased mill product shipments and higher average selling prices, partially offset by decreased revenues from fabricated products and other services and other sales. Shipments of mill products in 1995 increased to 14.4 million pounds, 25% higher than in 1994, reflecting an increase in demand for mill products from commercial aerospace and other industrial markets. The majority of this increase occurred in the second half of 1995, reflecting strengthening business conditions as the year progressed. Approximately 75% of RMI's 1995 mill product sales were aerospace related compared with approximately 63% on 1994. The Company's average realized mill product selling price increased to $10.23 per pound in 1995, approximately 6% higher than in 1994. Realized prices were favorably affected in 1995 by increasing demand from the golf club market. See "Overview" above. Because the titanium drilling riser for the Conoco Heidrun project was substantially completed in 1994, sales of fabricated products and other services declined to $26.9 million in 1995 from $31.1 million in 1994. Other sales decreased by $2.3 million to $6.2 million, or 27%, compared to 1994, due to decreased funding for the DOE remediation and restoration contract.

     Gross Profit. Gross profit in 1996 amounted to $45.6 million, or 18.1% of sales, compared to gross profit of $6.2 million, or 3.6% of sales in 1995. This increase results primarily from increased shipments and selling prices for titanium mill products. Results in 1995 were adversely impacted by a $5.0 million asset impairment charge following the adoption of SFAS No. 121 and costs associated with stock appreciation rights amounting to $0.8 million.

     Gross profit in 1995 improved to $6.2 million, an increase of 100%, compared to $3.1 million in 1994. This improvement relates primarily to increased shipments of titanium mill products and higher realized mill product selling prices, partially offset by a reduction in sales of fabricated products and other services, increases in raw material costs and an asset impairment charge of $5.0 million following the adoption of SFAS No. 121.

     Selling, General and Administrative Expenses ("SG&A"). SG&A expenses amounted to $9.8 million in 1996 compared to $9.6 million in 1995 and $9.5 million in 1994. SG&A expenses, together with research, technical and product development expenses, discussed below, in 1995, include $0.6 million of costs related to stock appreciation rights. As a percentage of sales, SG&A expenses were 3.9% in 1996, 5.6% in 1995, and 6.6% in 1994.

     Research, Technical and Product Development Expenses. The Company's total research spending amounted to $3.7 million in 1996, $3.4 million in 1995, and $3.3 million in 1994. The Company's major research objectives are to maintain its technical expertise in titanium production, provide customer technical support and develop new products and markets. Certain major customers have assisted in funding the Company's overall product development effort. Such funding, which is included as a reduction of research expense, reduced the Company's portion of research expense to $2.1 million in 1996, $1.9 million in 1995, and $1.5 million in 1994.

     Operating Income/Loss. Operating income in 1996 amounted to $33.7 million, or 13.4% of sales compared to a loss of $5.2 million in 1995. This improvement results primarily from significant increases in mill product shipments and average mill product selling prices. Results for the 1995 period were adversely impacted by a $5.0 million asset impairment charge and costs associated with stock appreciation rights referred to above.

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

     Other Income (Expense). Other income (expense) in 1996 includes a $0.4 million loss on disposal of fixed assets. The 1995 amounts included a $1.9 million charge for impairment of the Company's investment in a joint venture. In June 1995, the Company and Permascand AB of Sweden decided, for economic reasons, to discontinue operations of Permipipe Titanium AS, their welded titanium pipe joint venture in Norway.

     Interest Expense. Interest expense in 1996 amounted to $2.2 million compared to $5.0 million in 1995. This improvement results primarily from reduced levels of indebtedness during 1996. For further information on indebtedness, see "Liquidity and Capital Resources" below.

     Net interest expense amounted to $5.0 million in 1995 compared to $3.3 million in 1994. Interest expense increased in 1995 from 1994 due to higher levels of borrowing to support increased business levels and higher overall interest rates.

     Income Taxes. During 1996, the Company recorded an income tax benefit of $0.1 million. This amount is comprised of an income tax provision against pretax income for the year of $2.5 million and an income tax benefit of $2.6 million resulting from an adjustment to the deferred tax asset valuation allowance due to changes in the Company's expectations about the ultimate realization of its deferred tax assets in years after 1996. Excluding the $2.6 million valuation allowance adjustment, the effective tax rate for the year ended December 31, 1996, was approximately 7.9%. The difference between the statutory federal tax rate of 35% and the effective tax rate is principally due to an adjustment to the deferred tax asset valuation allowance which existed at December 31, 1995 as it related to expected 1996 results. The effect of this adjustment reduced the 1996 tax provision by approximately $8.6 million.

     In 1995, an income tax benefit of $7.2 million was recorded to recognize a portion of the Company's deferred tax assets believed more likely than not to be realized under the provisions of SFAS No. 109, "Accounting for Income Taxes." For additional information, including a potential Section 382 limitation due to a change in control, see "Income Tax Considerations" below. No tax provision or benefit was recorded in 1994.

     Net Income/Loss. Net income for the year ended December 31, 1996 amounted to $31.8 million, or 12.6% of sales compared to a loss of $4.6 million in 1995. Results for 1995 include the $5.0 million impairment charge following the adoption of SFAS No. 121, a $1.9 million impairment of an investment in a joint venture, and $1.5 million in costs incurred in connection with stock appreciation rights.

     In 1995, the Company reported a net loss of $4.6 million compared to a net loss of $12.8 million in 1994. 1995 results were adversely affected by the charges referred to above. The 1994 results were adversely affected by a $1.2 million charge representing the cumulative effect of adopting the provisions of SFAS No. 112, "Employers' Accounting for Postretirement Benefits."

OUTLOOK

     RMI's order backlog increased to $330 million at February 28, 1997 from $328 million at year-end 1996. The comparative order backlog at December 31, 1995 and 1994 amounted to $134 million and $67 million, respectively. The Company defines "Order backlog" as firm purchase orders generally subject, upon payment of specified charges, to cancellation by the customer.

     Beginning in 1995 and continuing throughout 1996, the Company experienced a significant increase in the volume of incoming orders at increased prices, resulting in a steady increase in order backlog. The Company's average realized mill product selling price increased to $11.88 per pound in 1996, compared to $10.23 per pound in 1995, a 16% increase. The Company estimates that as of December 31, 1996, orders for approximately 95% of its anticipated 1997 shipments have been booked at average prices greater than $13 per pound. The increase in demand has been driven primarily by the recovery in the commercial aerospace market. Because of competitive factors in the titanium industry and the cyclical nature of the aerospace industry, there can be no assurances that prices and demand will continue to improve. The Company intends to continue its efforts to develop new markets and products such as seamless tubulars for oil and gas and geothermal energy production.

     The increase in demand for titanium products has put upward pressure on prices for certain raw materials used by the Company. Prices for the Company's 1997 titanium sponge requirements have been set under long-term supply contracts and short-term arrangements. Prices for titanium sponge in 1997 will increase slightly over 1996 levels. Due to increased demand resulting primarily from the emerging golf club market, current prices for titanium scrap, which accounts for approximately 40% of the Company's raw material requirements, have increased significantly during 1996. Prices of certain alloying agents have also increased as a result of increased demand. The Company, and others, have announced increased prices and surcharges to recover these increased costs.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows used in operating activities, after funding a $16.1 cash contribution to the Company's pension plans, totaled $13.6 million in 1996 compared to $7.7 million used in operations during 1995. The change in new cash flows from operating activities in 1996, compared to 1995, was due primarily to improved results of operations offset by an increase in working capital. Working capital amounted to $132.1 million at December 31, 1996, compared to $86.7 million at December 31, 1995. The increase in working capital results primarily from increases in inventories and accounts receivable necessary to support higher levels of business activity. The Company's working capital ratio was 5.25 to 1 at December 31, 1996 compared to 3.73 to 1 at December 31, 1995.

     Net cash flows used in operating activities totaled $7.7 million in 1995 compared to $13.2 million in 1994. The change in net cash flows used in operating activities in 1995 compared to 1994 was due primarily to improved results of operations partially offset by an increase in accounts receivable and noncash deferred tax assets.

     On May 7, 1996, the Company completed a public offering of 4,600,000 shares of common stock at a price of $18.50 per share (the "Common Stock Offering"). Net proceeds to RMI after deducting underwriting fees and expenses amounted to $80.3 million. The new proceeds were used to repay all outstanding indebtedness (amounting to $65.5 million) under the then existing bank credit facilities, and to contribute $10.2 million to certain of the company's defined benefit pension plans, as referred to below, and the balance was used for general corporate purposes. In 1994, the Company raised working capital through a rights offering to shareholders (the "Rights Offering"). After deducting expenses of the offering, net proceeds increased total shareholders' equity by approximately $26.4 million.

     In September 1996, the Company made a $16.1 million cash contribution to certain of its defined benefit pension plans. This contribution was funded by using $10.2 million of the net proceeds from the Common Stock Offering, and $5.9 million in borrowings under the Credit Facility, discussed below.

     During 1996, the Company's cash flow requirements for capital expenditures were funded by internally generated funds and proceeds from the Common Stock Offering. In 1995, the Company's cash flow requirements for operating losses, capital expenditures and working capital were funded primarily through borrowings. In 1994, the Company's cash flow requirements for operating losses, capital expenditures and working capital were funded through proceeds from the Rights Offering.

     During 1996, the Company funded working capital requirements and its capital expenditures primarily from funds generated by operations, proceeds from the Common Stock Offering, and, to the extent necessary, from borrowings under the Credit Facility. The Company anticipates that it will be able to fund its 1997 working capital requirements and its currently expected capital expenditures primarily from funds generated by operations and borrowings under the Credit Facility, as required. The Company may, however, undertake strategic initiatives and make additional capital expenditures in 1997 which may require additional financing therefor. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed.

     Credit Facility. On April 15, 1996, the Company entered into a Credit Facility with PNC Bank, N.A. as agent. The Credit Facility has a term of three years and permits borrowings, on a revolving basis, of up to the lesser of $50 million or a borrowing base equal to the sum of 85% of qualified accounts receivable and 50% of qualified inventory. The Company had sufficient accounts receivable and inventory at December 31, 1996 to borrow the entire $50 million. At December 31, 1996, $2.9 million was outstanding under the Credit Facility. The Credit Facility contains the following financial covenants: (i) the Company shall not permit its consolidated net worth to be less than $36.9 million plus 50% of the Company's consolidated net income for each fiscal quarter in which net income was earned beginning January 1, 1996; (ii) the Company shall not permit the ratio of consolidated earnings before interest and taxes to consolidated interest expense to be less than 2.5 to 1.0; and (iii) capital expenditures, including assets acquired under capitalized leases, shall not exceed $10 million per year.

     An event of default under the Credit Facility shall occur if, among other things, any person or group of persons other than USX shall have acquired beneficial ownership of 25% or more of the voting stock of the Company. The Credit Facility contains additional terms, financial covenants and events of default which are typical for other similar facilities.

INCOME TAX CONSIDERATIONS

     Section 382 Limitation. At December 31, 1996, the Company had net operating loss carryforwards of approximately $95 million available to reduce federal taxable income through at least 2006. If an "ownership change" were to occur, the utilization of net operating loss carryforwards would be subject to an annual limitation. Generally, an ownership change occurs with respect to a corporation if shareholders who own, directly or indirectly, 5% or more of the capital stock of the corporation increase their aggregate percentage ownership of such stock by more than 50 percentage points over the lowest percentage of such stock owned by such shareholders at any time during a prescribed testing period. An ownership change could result from equity transactions such as exercises of stock options, purchases or sales of Common Stock by certain stockholders, including USX, and other issuances of Common Stock by the Company. If the annual limitation were to apply, the amount of the limitation would generally equal the product of (i) the fair market value of the Company's equity immediately prior to the ownership change, with certain adjustments, including a possible adjustment to exclude certain capital contributions made in the two years preceding the date of the ownership change, and (ii) a long-term tax exempt bond rate of return published monthly by the Internal Revenue Service. Should the annual limitation apply, the Company believes that it would not materially affect the potential use of the net operating loss carryforwards to reduce any future income tax liabilities over time; however, it is possible that the Company's results in a particular year could exceed the annual limitation, in which case such excess would not be reduced by the net operating loss carryforward and the Company's tax liability would be correspondingly higher.

     In November, 1996, USX Corporation completed a public offering of its notes exchangeable February, 2000, for 5,483,600 shares of RMI Common Stock owned by USX (or for an equivalent amount of cash at USX's option), ("DECS"). Such shares represent all of the RMI Common Stock owned by USX and 27% of the outstanding shares of RMI. While not free from doubt, the Company believes the sale of the DECS itself should not result in an ownership change. USX has agreed to indemnify the Company against any additional federal, state and local taxes incurred if there is a determination that an ownership change has occurred as a result of the sale by USX of the DECS (but not the exchange, at maturity, of the Common Stock for the DECS, if USX delivers Common Stock), other than in the event there is a determination that an ownership change had occurred prior to the date of issuance of the DECS. If one or more events occur subsequent to the issuance of the DECS which would have constituted an ownership change if the sale of the DECS had not occurred, USX's indemnification obligation is limited to the difference between the additional taxes payable as a result of an ownership change resulting from the sale of the DECS and the additional taxes payable assuming such ownership change had occurred as a result of one or more such events. The Company is unable to determine whether an ownership change will occur if Common Stock is exchanged for the DECS since such determination will be dependent on the facts at the time of exchange.

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

     When preparing future periods' interim and annual financial statements, the Company will periodically evaluate its strategic and business plans, in light of evolving business conditions, and the valuation allowance will be adjusted for future income expectations resulting from that process, to the extent different from those inherent in the current valuation allowance. In making an assessment of realizability at December 31, 1996, the Company considered a number of factors including the improved profitability in 1996 compared to expectations inherent in the December 31, 1995 valuation allowance. Accordingly, the valuation allowance was adjusted by approximately $8.6 million as of December 31, 1996 for the difference between such revised future income expectations and those inherent in the valuation allowance at December 31, 1995 as it related to expected 1996 results. Additionally, the valuation allowance was adjusted by $2.6 million at September 30, 1996 because of improving expectations regarding income in years after 1996 which were not inherent in the valuation allowance at December 31, 1995. The effect of these adjustments resulted in a tax benefit of $0.1 million for the year ended December 31, 1996.

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

     If the Company's principal markets continue to exhibit improvement, additional tax benefits will likely be reported in future periods, as the valuation allowance is further reduced. Alternatively, to the extent that the Company's future profit expectations remain static or are diminished tax provisions may be charged against pretax income. In either event, such valuation allowance-related tax provisions or benefits should not necessarily be viewed as recurring. Further, subject to the effects, if any, of the limitation described above, the amount of current taxes that the Company expects to pay for the foreseeable future is minimal. The Company's carryforward tax attributes are viewed by management as a significant competitive advantage to the extent that profits can be sheltered effectively from tax and re-employed in the growth of the business.

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

     At December 31, 1996, the amount accrued for future environment-related costs was $2.6 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.9 million to $6.5 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects. In 1992, the EPA filed a complaint and proposed a $1.4 million civil penalty for alleged failure to comply with RCRA. The Company is contesting the complaint. Based on the nature of the proceeding, the Company is currently unable to determine the ultimate liability, if any, that may arise from this matter.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

     For a further discussion of environmental matters see "Business--Legal Proceedings--Environmental."

CAPITAL EXPENDITURES

     Gross capital expenditures in 1996 amounted to $4.2 million compared to $1.6 million in 1995. The Company currently estimates that its 1997 capital expenditures will be in a range of $8.0 to $10.0 million. The Company may, however, undertake strategic initiatives and make additional capital expenditures in 1997. See "Liquidity and Capital Resources" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
    Report of Management..............................................................    20
    Report of Independent Accountants.................................................    20
    FINANCIAL STATEMENTS:
         Consolidated Statement of Operations for the years ended
           December 31, 1996, 1995 and 1994...........................................    21
         Consolidated Balance Sheet at December 31, 1996 and 1995.....................    22
         Consolidated Statement of Cash Flows for the years ended
           December 31, 1996, 1995 and 1994...........................................    23
         Consolidated Statement of Shareholders' Equity for the years ended
           December 31, 1996, 1995 and 1994...........................................    24
         Notes to Consolidated Financial Statements...................................    25

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

/s/ JOHN H. ODLE                            /s/ T. G. RUPERT

John H. Odle                                T. G. Rupert
Executive Vice President                    Executive Vice President &
                                            Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RMI TITANIUM COMPANY

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RMI Titanium Company and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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


/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP
Pittsburgh, Pennsylvania
January 23, 1997

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                          ---------------------------------------
                                                             1996           1995          1994
                                                          ----------     ----------     ---------
Sales..................................................   $  251,357     $  171,166     $ 143,392
Operating costs:
Cost of sales (Note 7).................................      205,748        164,949       140,289
Selling, general and administrative expenses...........        9,785          9,576         9,531
Research, technical and product development expenses...        2,094          1,861         1,543
                                                          ----------     ----------     ---------
       Total operating costs...........................      217,627        176,386       151,363
                                                          ----------     ----------     ---------
Operating income (loss)................................       33,730         (5,220)       (7,971)
Other income (expense)--net............................          110         (1,622)         (291)
Interest expense.......................................       (2,181)        (4,966)       (3,300)
                                                          ----------     ----------     ---------
Income (loss) before income taxes......................       31,659        (11,808)      (11,562)
Provision (credit) for income taxes (Note 8)...........         (100)        (7,200)           --
                                                          ----------     ----------     ---------
Income (loss) before cumulative effect of change in
  accounting principle (Note 11).......................       31,759         (4,608)      (11,562)
Cumulative effect of change in accounting principle
  (Note 11)............................................           --             --        (1,202)
                                                          ----------     ----------     ---------
Net income (loss)......................................   $   31,759     $   (4,608)    $ (12,764)
                                                          ==========     ==========     =========
Net income (loss) per common share:
  Before cumulative effect of change in accounting
     principle.........................................   $     1.71     $    (0.30)    $   (1.45)
  Cumulative effect of change in accounting
     principle.........................................           --             --         (0.15)
                                                          ----------     ----------     ---------
Net income (loss)......................................   $     1.71     $    (0.30)    $   (1.60)
                                                          ----------     ----------     ---------
Weighted average shares outstanding (Note 4)...........   18,516,645     15,301,854     7,958,395
                                                          ==========     ==========     =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                         1996          1995
                                                                       ---------     ---------
                               ASSETS
CURRENT ASSETS:
Cash and cash equivalents...........................................   $   5,944     $     509
Receivables, less allowance for doubtful accounts of $979 and
  $1,670............................................................      57,702        41,251
Inventories.........................................................      92,616        74,053
Deferred tax asset..................................................       2,733         1,036
Other current assets................................................       4,205         1,656
                                                                       ---------     ---------
       Total current assets.........................................     163,200       118,505
Property, plant and equipment, net of accumulated depreciation......      37,855        39,964
Noncurrent deferred tax asset.......................................       4,467         6,164
Other noncurrent assets.............................................      10,358         6,926
                                                                       ---------     ---------
       Total assets.................................................   $ 215,880     $ 171,559
                                                                       =========     =========
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt...................................   $     120     $     120
Accounts payable....................................................      15,288        17,646
Accrued wages and other employee costs..............................       6,299         7,237
Other accrued liabilities...........................................       9,357         6,764
                                                                       ---------     ---------
       Total current liabilities....................................      31,064        31,767
Long-term debt......................................................       3,600        64,020
Accrued postretirement benefit cost.................................      19,442        18,795
Noncurrent pension liabilities......................................       1,028        18,078
Other noncurrent liabilities........................................       2,010         2,010
                                                                       ---------     ---------
       Total liabilities............................................      57,144       134,670
                                                                       ---------     ---------
Contingencies (see Note 15).........................................

SHAREHOLDERS' EQUITY:
Preferred Stock, no par value; 5,000,000 shares authorized; no
  shares outstanding................................................          --            --
Common Stock, $0.01 par value, 30,000,000 shares authorized;
  20,858,748 and 15,908,091 shares issued (Note 4)..................         208           159
Additional paid-in capital (Note 4).................................     234,958       151,715
Accumulated deficit.................................................     (71,767)     (103,526)
Deferred compensation...............................................        (557)           --
Excess minimum pension liability....................................      (1,028)       (8,381)
Treasury Common Stock at 568,198 shares.............................      (3,078)       (3,078)
                                                                       ---------     ---------
       Total shareholders' equity...................................     158,736        36,889
                                                                       ---------     ---------
       Total liabilities and shareholders' equity...................   $ 215,880     $ 171,559
                                                                       =========     =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31
                                                              ----------------------------------
                                                                1996         1995         1994
                                                              --------     --------     --------
CASH PROVIDED FROM (USED IN) OPERATIONS:
Net income (loss)..........................................   $ 31,759     $ (4,608)    $(12,764)
Adjustment for items not affecting funds from operations:
     Change in accounting principle........................         --        5,031        1,202
     Compensation expense for stock appreciation rights....         --        1,465           --
     Depreciation..........................................      5,049        6,443        6,140
     Deferred income taxes.................................         --       (7,200)          --
     Impairment of joint venture investment................         --        1,901           --
     Other-noncash charges--net............................        963        2,137        1,757
                                                              --------     --------     --------
                                                                37,771        5,169       (3,665)
                                                              --------     --------     --------
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables................................................    (16,731)     (13,159)        (248)
Inventories................................................    (18,563)      (1,587)     (14,974)
Accounts payable...........................................     (2,358)        (186)       6,062
Other current liabilities..................................      1,125        2,469         (331)
Other assets and liabilities...............................    (11,520)        (732)         197
Noncurrent pension liabilities.............................     (4,010)          --           --
Other......................................................        647          301         (258)
                                                              --------     --------     --------
                                                               (51,410)     (12,894)      (9,552)
                                                              --------     --------     --------
       Cash used in operating activities...................    (13,639)      (7,725)     (13,217)
                                                              --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in joint ventures............................         --           --         (172)
  Proceeds from sale of facilities.........................      1,134          130          120
  Capital expenditures.....................................     (4,194)      (1,552)      (1,063)
                                                              --------     --------     --------
       Cash used in investing activities...................     (3,060)      (1,422)      (1,115)
                                                              --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of Employee Stock Options.......................      2,161           --           --
  Net proceeds from issuance of Common Stock...............     80,393           --       26,422
  Net borrowings under revolving credit agreements.........      2,900        9,400       15,750
  Debt repayments..........................................    (63,320)        (120)     (27,670)
  Treasury Common Stock repurchased........................         --           (9)         (78)
                                                              --------     --------     --------
       Cash from financing activities......................     22,134        9,271       14,424
                                                              --------     --------     --------
Increase in cash and cash equivalents......................      5,435          124           92
Cash and cash equivalents at beginning of period...........        509          385          293
                                                              --------     --------     --------
Cash and cash equivalents at end of period.................   $  5,944     $    509     $    385
                                                              ========     ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized)........   $  2,579     $  4,320     $  3,283
                                                              ========     ========     ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                              EXCESS
                                                                         ADDT'L.     RETAINED     TREASURY    MINIMUM
                                  SHARES       COMMON      DEFERRED      PAID-IN     EARNINGS      COMMON     PENSION
                                OUTSTANDING    STOCK     COMPENSATION    CAPITAL     (DEFICIT)     STOCK      LIABILITY
                                -----------    ------    ------------    --------    ---------    --------    -------
Balance at December 31,
  1993.......................    14,750,459    $ 153        $ (205)      $124,578    $ (86,154)   $ (2,991)   $(7,520)
Compensation expense
  recognized.................            --       --           205             --           --          --        --
One-for-ten reverse stock
  split effective March 31,
  1994 (Note 4)..............   (13,275,414)    (138)           --            138           --          --        --
Shares issued as result of
  Rights Offering (Note 4)...    13,775,057      143            --         26,279           --          --        --
Shares issued for Directors'
  Compensation...............        25,783       --            --             59           --          --        --
Treasury Common Stock
  purchased at cost..........        (4,564)      --            --             --           --         (78)       --
Shares issued for Restricted
  Stock Award Plans..........           240       --            --              4           --          --        --
Net loss.....................            --       --            --             --      (12,764)         --        --
Excess minimum pension
  liability..................            --       --            --             --           --          --       887
                                -----------    ------       ------       --------    ---------    --------    -------
Balance at December 31,
  1994.......................    15,271,561    $ 158        $   --       $151,058    $ (98,918)   $ (3,069)   $(6,633)
Shares issued for Directors'
  compensation...............         4,952       --            --             38           --          --        --
Treasury Common Stock
  purchased at cost..........        (1,098)      --            --             --           --          (9)       --
Shares issued for Restricted
  Stock Award Plans..........        10,000       --            --             71           --          --        --
Shares issued from exercise
  of employee stock
  options....................        54,478        1            --            548           --          --        --
Net loss.....................            --       --            --             --       (4,608)         --        --
Excess minimum pension
  liability..................            --       --            --             --           --          --    (1,748)
                                -----------    ------       ------       --------    ---------    --------    -------
Balance at December 31,
  1995.......................    15,339,893    $ 159        $   --       $151,715    $(103,526)   $ (3,078)   $(8,381)
Shares issued for Directors'
  Compensation...............         2,585       --            --             56           --          --        --
Shares issued for Restricted
  Stock Award Plans..........        51,000       --          (682)           682           --          --        --
Compensation expense
  recognized.................            --       --           125             --           --          --        --
Shares issued as a result of
  Common Stock Offering (Note
  4).........................     4,600,000       46            --         80,347           --          --        --
Shares issued from exercise
  of employee stock
  options....................       297,072        3            --          2,158           --          --        --
Net income...................            --       --            --             --       31,759          --        --
Excess minimum pension
  liability..................            --       --            --             --           --          --     7,353
                                -----------    ------       ------       --------    ---------    --------    -------
Balance at December 31,
  1996.......................    20,290,550    $ 208        $ (557)      $234,958    $ (71,767)   $ (3,078)   $(1,028)
                                ===========    =====        ======       ========    =========    ========    =======

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

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's Common Stock (the "Reorganization"). Quantum then sold its shares to the public. USX retained ownership of its shares. At December 31, 1996 approximately 27% of the outstanding common stock was owned by USX. For additional information on the Company's capital structure see Note 4.

     In November, 1996, USX Corporation completed a public offering of its notes exchangeable February, 2000, for 5,483,600 shares of RMI Common Stock owned by USX (or for an equivalent amount of cash at USX's option). Such shares represent all of the RMI Common Stock owned by USX, and 27% of the outstanding shares of RMI.

     The Company's operations are conducted primarily in one business segment, the production and marketing of titanium metal and related products. In 1996, no single customer accounted for more than 10% of consolidated revenues. In the years ended December 31, 1996, 1995 and 1994, export sales were $41.5 million, $30.1 million and $39.8 million, respectively, principally to customers in Western Europe.

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

Building and improvements........................    20-25 years
Machinery and equipment..........................    10-14 years
Furniture and fixtures...........................     3-10 years

  Retirement and disposal of properties:

     The cost of properties retired or otherwise disposed of, together with the accumulated depreciation provided thereon, is eliminated from the accounts. The net gain or loss is recognized in operating income.

  Maintenance and repairs:

     Routine maintenance, repairs and replacements are charged to operations. Expenditures that materially increase values, change capacities or extend useful lives are capitalized.

  Long-lived assets:

     Effective June 30, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new standard requires that certain long-lived and intangible assets be written down to fair value whenever an impairment review indicates that the carrying value of the asset cannot be recovered (see Note 7).

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

  Stock-based compensation:

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The statement established standards for accounting for stock-based compensation but also allows companies to continue to account for stock-based compensation under the provisions of Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and make certain additional disclosures in the notes to financial statements. The Company continues to account for stock-based compensation in accordance with APB Opinion No. 25 (see Note 16).

  Earnings Per Share:

     Earnings per share of common stock is computed based on the weighted average number of common shares outstanding during the period.

  Cash flows:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 3--LONG-TERM CONTRACTS:

     During 1996, 1995 and 1994, the Company recorded estimated revenues earned under long-term contracts of $3.8 million, $5.8 million and $13.2 million respectively. At December 31, 1996 and 1995, there were $0.8 million and $2.5 million, respectively, included in the consolidated balance sheet under "Inventories," which represents the amount of cost incurred on the contracts, plus estimated earnings, less progress billings (see Notes 5 and 6).

     In October 1993, the Company executed a long-term contract with the U.S. Department of Energy ('DOE') covering the remediation and restoration of the Company's former Extrusion Plant in Ashtabula, Ohio. The contract calls for the Company to earn fees on cost-plus-fee and award fee basis, and acknowledges the DOE's responsibility for the remediation of the site. During 1996, 1995 and 1994, the Company recognized revenues, including fees, of $10.5 million, $6.2 million and $8.5 million, respectively, under the contract. Total estimated revenues under this contract are not determinable.

NOTE 4--COMMON STOCK OFFERING, REVERSE STOCK SPLIT AND RIGHTS OFFERING:

     On May 7, 1996, the Company completed a Common Stock Offering of 4,600,000 shares at a price of $18.50 per share. Net proceeds to RMI after deducting underwriting fees and expenses amounted to $80.3 million. The proceeds were used to repay all outstanding indebtedness under the existing bank credit facilities amounting to $65.5 million, $10.2 million was contributed to the Company's pension plans and the balance used for general corporate purposes. Concurrent with the Company's Stock Offering, USX Corporation sold 2,300,000 shares of its investment in RMI Common Stock at the same price. RMI did not receive any of the proceeds from the sale of RMI Common Stock by USX. As a result of these transactions, USX's percentage of ownership in RMI was reduced from approximately 51% to approximately 27%.

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

NOTE 5--INVENTORIES:

                                                                          DECEMBER 31
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    Raw materials and supplies....................................   $ 33,126     $ 22,609
    Work-in-process and finished goods............................     88,326       71,290
    Adjustment to LIFO values.....................................    (28,836)     (19,846)
                                                                     --------     --------
                                                                     $92,616..    $ 74,053
                                                                     ========     ========

     Included in inventories are costs relating to certain long-term contracts. Such costs, net of amounts recognized to date, amounted to $0.8 million in 1996 and $2.5 million in 1995.

NOTE 6--ACCOUNTS RECEIVABLE:

                                                                           DECEMBER 31
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
    Trade and commercial customers..................................   $55,386     $39,655
    Progress billings on uncompleted contracts......................     2,380       2,604
    U. S.Government--DOE............................................       915         662
                                                                       -------     -------
                                                                        58,681      42,921
    Less allowance for doubtful accounts............................      (979)     (1,670)
                                                                       -------     -------
                                                                       $57,702     $41,251
                                                                       =======     =======

NOTE 7--PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is stated at cost and consists of the following:

                                                                           DECEMBER 31
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
    Land............................................................   $   659     $   659
    Buildings and improvements......................................    36,429      36,451
    Machinery and equipment.........................................    83,517      77,409
    Other...........................................................    13,905      13,684
    Construction in progress........................................     1,894       5,541
                                                                       -------     -------
                                                                       136,404     133,744
    Less--Accumulated depreciation..................................    98,549      93,780
                                                                       -------     -------
                                                                       $37,855     $39,964
                                                                       =======     =======

     The Company elected to adopt SFAS No. 121 effective June 30, 1995. After completing a review of its assets, the Company impaired the value of an asset consisting of design and engineering work for a proposed titanium tetrachloride facility. This asset was impaired due to recent market developments, the conclusion of certain joint venture negotiations and the determination that such a facility was not likely to be constructed in the near future. The asset carrying value was reduced from $5.0 million to a nominal amount reflecting a fair value determination under SFAS No. 121 versus a determination of ultimate net realizable value under the Company's previous impairment approach.

NOTE 8--INCOME TAXES:

     Deferred taxes result from the following (in thousands):

                                                                          DECEMBER 31
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    Deferred tax assets:
      Loss carryforwards ($95,000 expiring in 2006 through
         2010)....................................................   $ 34,211     $ 37,488
      Inventories.................................................      5,945        5,929
      Property, plant and equipment...............................      3,620        6,223
      Intangible assets...........................................      1,496        1,514
      Other postretirement benefit costs..........................      6,702        6,522
      Other employment related items..............................         --        2,771
      Other.......................................................        686        2,789
      Valuation allowance.........................................    (43,738)     (56,036)
                                                                     --------     --------
           Total deferred tax assets..............................      8,922        7,200
                                                                     --------     --------
    Deferred tax liabilities......................................      1,722           --
                                                                     --------     --------
           Net deferred taxes.....................................   $  7,200     $  7,200
                                                                     ========     ========

     In 1996, the Company recorded an income tax benefit of $0.1 million. This amount is comprised of an income tax provision of $2.5 million against pretax income for the year and an income tax benefit of $2.6 million resulting from an adjustment to the deferred tax asset valuation allowance due to changes in the Company's expectations about the ultimate realization of its deferred tax assets in years after 1996. Excluding the $2.6 million valuation allowance adjustment, the effective tax rate for the year ended December 31, 1996 was approximately 7.9%. The difference between the statutory federal tax rate of 35% and the effective tax rate is principally due to an adjustment to the deferred tax asset valuation allowance as it relates to 1996 actual results, when compared to the expectations inherent in the December 31, 1995 valuation allowance. The amount of current taxes expected to be paid in 1997 is minimal.

     SFAS 109 requires a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of this deferred income tax asset depends on the Company's ability to generate sufficient taxable income in the future. The Company has evaluated the available evidence supporting the realization of future taxable income and, based upon that evaluation, believes it is more likely than not at this time that a portion of its deferred tax assets will be realized. The remaining valuation allowance has been retained, in light of the requirement in FAS 109 to give weight to object evidence such as recent losses and the historical titanium industry business cycle.

     When preparing 1997 and future periods' interim and annual financial statements, the Company will periodically evaluate its strategic and business plans, in light of evolving business conditions, and the valuation allowance will be adjusted for future income expectations resulting from that process, to the extent different from those inherent in the valuation allowance established as of December 31, 1996.

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

     If an "ownership change" were to occur within the meaning of the Internal Revenue Code of 1986 as amended, the utilization of net operating loss carryforwards would be subject to an annual limitation. Should the annual limitation apply, the Company believes that it would affect the timing of the use of, but not the ultimate ability of the Company to use, the net operating loss carryforwards to reduce future income tax liabilities. Application of the limitation (if any) is not expected to affect the income tax provision (benefit) reported for financial accounting purposes.

     The difference between the statutory tax rate of 35% applied to the pretax loss and the effective tax rate for the year ended December 31, 1995 is due principally to the release of $7.2 million of the valuation allowance, which had been provided in previous years.

NOTE 9--LONG-TERM DEBT:

     In connection with the Common Stock Offering referred to in Note 4 above, the Company has entered into a credit agreement, dated April 15, 1996 (the "Credit Facility"), to replace the Company's prior credit facilities. The Credit Facility has a term of three years and permits borrowings, on a revolving basis, of up to the lesser of $50 million or a borrowing base equal to the sum of 85% of qualified accounts receivable and 50% of qualified inventory. At December 31, 1996, $2.9 million was outstanding under the facility. The Company had sufficient accounts receivable and inventory at December 31, 1996 to borrow the entire $50 million.

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

     As of December 31, 1996, the Company was in compliance with the covenants and terms of the Credit Facility. The available and unused portion of the facility amounted to $47.1 million at December 31, 1996.

                                                                          DECEMBER 31
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    Revolving Credit Facility dated April 15, 1996, maturing April
      14, 1999, bearing interest at 6.76% at December 31, 1996....   $  2,900           --
    Revolving Credit Agreement originally dated June 1993,
      maturing March 31, 1997, bearing interest at rates ranging
      from 7.93% to 8.11% at December 31, 1995....................         --       58,200
    Export Revolving Credit Facility dated May 3, 1995, maturing
      September 26, 1996 bearing interest at 7.18% at December 31,
      1995........................................................         --        5,000
    Industrial revenue bond bearing interest at floating rates based on weekly tax exempt market rates (3.75% and 5.5% at
      December 31, 1996 and 1995, respectively) in annual sinking
      fund payments of $120 over 15 years from October, 1988......        820          940
    Current portion of long-term debt.............................       (120)        (120)
                                                                     --------     --------
                                                                     $  3,600     $ 64,020
                                                                     ========     ========

     The minimum principal payments on long-term debt outstanding at December 31, 1996 for the succeeding five years are as follows:

1997.................................   $  120
1998.................................      120
1999.................................    3,020
2000.................................      120
2001.................................      120

NOTE 10--PENSION PLANS:

     Pension expense was determined assuming an expected rate of return on plan assets of 9% for 1996, 1995 and 1994. The components of pension expense for the three years ended December 31, 1996 are summarized as follows:

                                             1996                  1995                   1994
                                      ------------------    -------------------    ------------------
Service cost.......................              $ 1,358                $ 1,063               $ 1,242
Interest cost......................                5,055                  5,064                 4,755
Return on plan assets:
  Actual...........................   (7,537)               (10,598)                  809
  Deferred gain (loss).............    2,410      (5,127)     6,095      (4,503)   (5,422)     (4,613)
                                      ------                -------                ------
Net amortization and deferral......                1,043                    606                   693
                                                 -------                -------               -------
                                                 $ 2,329                $ 2,230               $ 2,077
                                                 =======                =======               =======

     Funds' status--The benefit obligations at December 31, 1996 and 1995 were determined using discount rates of 7.5% and 7.0%, respectively, and an assumed rate of compensation increase of 5.75% for both years.

                                                                      DECEMBER 31
                                                       ------------------------------------------
                                                                  1996                   1995
                                                       --------------------------     -----------

                                                       OVERFUNDED     UNDERFUNDED     UNDERFUNDED
                                                         PLANS           PLANS           PLANS
                                                       ----------     -----------     -----------
    Fair value of plan assets.......................    $  62,369      $  11,232       $  52,292
    Projected benefit obligation (PBO)..............      (59,626)       (12,207)        (75,175)
                                                        ---------      ---------       ---------
    Plan assets greater (less) than PBO.............        2,743           (975)        (22,883)
    Unrecognized net loss...........................        4,444          1,233          12,277
    Unrecognized transition obligation..............        1,415           (239)          1,484
    Unrecognized prior service cost.................        3,366             92           3,903
    Adjustment required to recognize minimum
      liability.....................................           --         (1,028)        (14,068)
                                                        ---------      ---------       ---------
    Prepaid (accrued) pension expense...............    $  11,968      $    (917)      $ (19,287)
                                                        =========      =========       =========
    Accumulated benefit obligation..................    $ (56,354)     $ (12,150)      $ (71,579)
                                                        =========      =========       =========
    Vested benefit obligation.......................    $ (52,531)     $ (12,031)      $ (66,810)
                                                        =========      =========       =========

     As of December 31, 1996, approximately 44% of the plans' assets are invested in equity securities, 24% in government debt instruments, and the balance in cash equivalents or debt securities.

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 87 "Employers Accounting for Pensions," the Company recorded in noncurrent liabilities an additional minimum pension obligation of $1.0 and $14.1 as of December 31, 1996 and 1995, respectively, representing the amount by which the accumulated benefit obligation for certain of the Company's plans exceeded the fair value of plan assets plus accrued amounts previously recorded.

NOTE 11--POSTRETIREMENT HEALTH CARE BENEFITS AND OTHER EMPLOYEE BENEFITS:

                                                                 1996       1995       1994
                                                                ------     ------     ------
    Service cost.............................................   $  303     $  266     $  357
    Interest cost............................................    1,492      1,543      1,533
    Net amortization and deferrals...........................      163        119        254
                                                                ------     ------     ------
                                                                $1,958     $1,928     $2,144
                                                                ======     ======     ======

     The following table sets forth the plans' status reconciled with the amount reported in the Company's balance sheet at December 31, 1996 and 1995 (in thousands):

                                                                       1996         1995
                                                                     --------     --------
    Accumulated Postretirement Benefit Obligation ("APBO")
      attributable to:
         Retirees.................................................   $(11,523)    $(13,020)
         Active participants......................................     (7,744)      (8,692)
                                                                     --------     --------
           Total APBO.............................................   $(19,267)    $(21,712)
                                                                     ========     ========
    Accrued liability included in balance sheet,
      including transition obligation.............................   $(18,618)    $(18,199)
    Unrecognized net loss.........................................       (649)      (3,513)
                                                                     --------     --------
           Total APBO.............................................   $(19,267)    $(21,712)
                                                                     ========     ========

     The ultimate costs of certain of the Company's retiree health care plans are capped at predetermined out-of-pocket spending limits. The annual rate of increase in the per capita costs for these plans is limited to the predetermined spending cap. As of December 31, 1996, the predetermined limits had been reached and, as a result, increases in claim cost rates will have no impact on the reported accumulated postretirement benefit obligation or net periodic expense. The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1996 and 1995 was 7.5% and 7.0%, respectively.

     Effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employer's Accounting for Postemployment Benefits." The results for the year ended December 31, 1994 reflect a one-time charge of $1.2 million representing the cumulative effect of adopting the new standard. The liabilities recorded pursuant to SFAS 112 relate principally to workers' compensation.

NOTE 12--OPERATING LEASES:

     The Company and its subsidiaries have entered into various operating leases for the use of certain equipment, principally office equipment and vehicles. The leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $1.3 million in each of 1996, 1995 and 1994. Future commitments under operating leases are considered to be immaterial.

NOTE 13--TRANSACTIONS WITH RELATED PARTIES:

     The Company, in the ordinary course of business, purchases goods and services, including conversion services, from USX and related companies. The cost of such transactions to the Company amounted to $0.6 million in 1996, $1.3 million in 1995 and $0.7 million in 1994. Management believes the cost of these transactions were on terms no less favorable to the Company than those obtained from other parties. The United States Steel and Carnegie Pension Fund (the "Pension Fund") is the trustee of the Company's pension plans. The Pension Fund is a registered investment advisor under the Investment Advisors Act of 1940, and receives a negotiated fee for such services. Other transactions with related parties are incidental to the Company's business and are not significant.

NOTE 14--OTHER INCOME STATEMENT INFORMATION:

     Costs incurred for repairs and maintenance of plant and equipment totaled $5.9 million, $4.8 million, and $3.3 million, for the years ended December 31, 1996, 1995, and 1994, respectively.

     Real and personal property taxes amounted to $1.9 million, $1.8 million, and $1.7 million for the years ended December 31, 1996, 1995, and 1994, respectively.

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

     The EPA, in March 1989, ordered 22 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study, which studies are nearly complete and are currently estimated to cost $22 million. The Company, working cooperatively with fourteen others, is complying with the order and has accrued and has been paying its portion of the cost of complying with the cost of such compliance. It is anticipated that the studies will be completed no earlier than mid 1997. Actual cleanup is not scheduled to commence prior to 1998. The Company's share of the study costs have been established at 9.95%. In June 1995, the Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     At December 31, 1996, the amount accrued for future environmental-related costs was $2.6 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.9 million to $6.5 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

NOTE 16--STOCK OPTION AND RESTRICTED STOCK AWARD PLANS:

1989 STOCK OPTION INCENTIVE PLAN:

     The 1989 Stock Option Incentive Plan authorized the granting of options to purchase up to 775,500 shares of Common Stock to eligible officers and key management employees at not less than the market value on the date the options are granted. Options granted could include stock appreciation rights. The option period was not to exceed ten years from the date of the grant. During 1995 substantially all option holders voluntarily relinquished their stock appreciation rights. No further grants can be made under the plan.

1995 STOCK PLAN

     The RMI Titanium Company 1995 Stock Plan, which was approved by a vote of the Company's shareholders at the 1995 Annual Meeting of Shareholders, replaced both the 1989 Stock Option Incentive Plan and the 1989 Employee Restricted Stock Award Plan. The Plan permits the grant of any or all of the following types of awards in any combination: a) Stock Options; b) Stock Appreciation Rights; and
c) Restricted Stock. A committee appointed by the Board of Directors administers the Plan, and determines the type or types of grants to be made under the Plan and sets forth in each such Grant the terms, conditions and limitations applicable to it, including, in certain cases, provisions relating to a possible change in control of the Company.

     During 1996, 215,000 option shares were granted at a price of $21.62, which was the fair market value on the date of the grant. The options are for a term of ten years from the date of the grants, and vest ratably over a three year period beginning in 1997. All 1996 grants were outstanding at December 31, 1996. No grants were made in 1995.

     During 1996 and 1995, 51,000 and 10,000 shares, respectively, of restricted stock were granted under the 1995 Stock Plan at the fair market value on the date of the grant. Compensation expense is recognized ratably over the vesting period of each grant which is typically five years.

     The following table presents a summary of stock option activity under the plans described above for the years ended December 31, 1994 through 1996: (as adjusted for the one-for-ten reverse stock split and rights offering)

                                                                 SHARES          PRICE
                                                                --------     --------------
    Balance December 31, 1993................................    361,827     $ 2.80 - 13.32
    Granted..................................................    370,000          4.06
    Exercised................................................         --           --
    Forfeited................................................    (44,083)     2.80 -  13.32
                                                                --------     --------------
    Balance December 31, 1994................................    687,744     $2.80 -  13.32
    Granted..................................................         --           --
    Exercised................................................    (54,478)     2.80 -   6.91
    Forfeited................................................    (18,094)     2.80 -  13.32
                                                                --------     --------------
    Balance December 31, 1995................................    615,172     $2.80 -  13.32
    Granted..................................................    215,000         21.62
    Exercised................................................   (297,072)    $2.80 -  13.32
    Forfeited................................................         --           --
                                                                --------     --------------
    Balance December 31, 1996................................    533,100     $2.80 -  21.62
                                                                ========     ==============

     At December 31, 1996 the weighted average exercise price and weighted average remaining contractual life for all outstanding options was $12.61 and
7.6 years respectively. 138,100 of the outstanding options at December 31, 1996 were exercisable at a weighted average exercise price of $9.74.

     For the purposes of the fair value requirements of SFAS No. 123, the Black-Scholes option pricing model was used. If compensation expense for the Company's stock options granted in 1996 had been determined based on the fair value at the grant date for the awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for the year ended December 31, 1996 would have been immaterial.

NOTE 17--SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The following table sets forth selected quarterly financial data for 1996 and 1995.

                                                        1ST         2ND         3RD         4TH
                         1996                         QUARTER     QUARTER     QUARTER     QUARTER
    -----------------------------------------------   -------     -------     -------     -------
    Sales..........................................   $54,597     $58,310     $64,479     $73,971
    Gross profit...................................     9,347      10,280      11,625      14,357
    Operating income...............................     6,432       7,410       8,660      11,228
    Net income.....................................     4,556       5,981      10,838      10,384
    Net income per share...........................      0.30        0.33        0.54        0.51

                                                        1ST         2ND         3RD         4TH
                         1995                         QUARTER     QUARTER(1)  QUARTER     QUARTER(2)
    -----------------------------------------------   -------     -------     -------     -------
    Sales..........................................   $40,103     $39,621     $42,912     $48,530
    Gross profit (loss)............................     1,937      (3,999)      2,890       5,389
    Operating income (loss)........................      (877)     (7,422)        199       2,880
    Net income (loss)..............................    (1,863)    (10,509)       (967)      8,731
    Net income (loss) per share....................     (0.12)      (0.69)      (0.06)       0.57

---------

(1) Operating income includes a $5.0 million charge reflecting the adoption of SFAS No. 121.

(2) Net income was favorably affected by the recognition of a $7.2 million income tax benefit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this report, information concerning the directors of the Company is incorporated by reference to "Election of Directors" on pages 5 through 8 of the 1997 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to "The Board of Directors--Compensation of Directors" on page 5 and Executive Compensation" on pages 10 through 12, of the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to "Other Information--Security Ownership" on pages 9 and 10 of the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to "Other Information--Certain Transactions" on page 16 of the 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) AND (2) FINANCIAL STATEMENTS

     See "Financial Statements."

     (3) SEE INDEX TO EXHIBITS.

(B) REPORT ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1996

     None.

(C) EXHIBITS

     The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RMI TITANIUM COMPANY

                                        By      /s/ TIMOTHY G. RUPERT
                                          --------------------------------------
                                                     Timothy G. Rupert
                                                 Executive Vice President &
                                                  Chief Financial Officer

Dated: March 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE AND TITLE                                   DATE
                 -------------------                                   ----
CRAIG R. ANDERSSON, Director;
NEIL A. ARMSTRONG, Director;
DANIEL I. BOOKER, Director;
RONALD L. GALLATIN, Director;
CHARLES C. GEDEON, Director;
ROBERT M. HERNANDEZ, Director;
JOHN H. ODLE, Director;
TIMOTHY G. RUPERT, Director;
WESLEY W. VON SCHACK, Director


By /s/ TIMOTHY G. RUPERT                                          March 25, 1997
------------------------------------------------------
   T. G. Rupert
   Director and Attorney-in-Fact

   /s/ TIMOTHY G. RUPERT                                          March 25, 1997
------------------------------------------------------
   T. G. Rupert
   Executive Vice President
   (Principal Executive Officer)

   /s/ JOHN H. ODLE                                               March 25, 1997
------------------------------------------------------
   John H. Odle
   Executive Vice President
   (Principal Executive Officer)

   /s/ TIMOTHY G. RUPERT                                          March 25, 1997
------------------------------------------------------
   T. G. Rupert
   Executive Vice President & Chief Financial Officer
   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

                                                                                    SEQUENTIAL
EXHIBIT                                                                                PAGE
  NO.                                   DESCRIPTION                                   NUMBER
-------    ---------------------------------------------------------------------    ----------
   2.0     Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on
           Form S-1 No. 33-30667 Amendment No. 1.
   3.1     Articles of Incorporation of the Company, as amended March 31, 1994, incorporated by reference to Exhibit 3.1 to the Company's Quarterly
           Report on Form 10-Q for the quarterly period ended June 30, 1994.
   3.2     Amended Code of Regulations of the Company, as amended through April
           26, 1995.
   4.1     Credit Agreement between RMI Titanium Company and PNC Bank, National
           Association dated as of April 15, 1996, incorporated by reference to
           Exhibit 4.1 to the Company's Registration Statement on Form S-3 No.
           333-01553 Amendment No. 2.
  10.1     Agreement for the sale and purchase of titanium tetrachloride between
           SCM Chemicals, Inc., and RMI Titanium Company dated March 9, 1993, incorporated by reference to Exhibit 10.13 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1992. +
  10.2     Agreement for the supply, purchase and sale of chlorine between SCM
           Chemicals, Inc., and RMI Titanium Company dated as of November 13,
           1990, incorporated by reference to Exhibit 10.3 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1990.
  10.3     RMI Company Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
           Form S-1 No. 33-30667 Amendment No. 2.
  10.4     RMI Titanium Company 1989 Stock Option Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on
           Form S-1 No. 33-30667 Amendment No. 2.
  10.5     RMI Titanium Company Supplemental Pension Plan effective August 1,
           1987, and amended as of December 12, 1990, incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1990.
  10.6     RMI Titanium Company 1989 Employee Restricted Stock Award Plan,
           incorporated by reference to Exhibit 10.6 to the Company's
           Registration Statement on Form S-1, No. 33-30667 Amendment No. 2.
  10.7     Amendment to RMI Titanium Company 1989 Employee Restricted Stock Award
           Plan, incorporated by reference to Exhibit 10.10 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1990.
  10.8     RMI Titanium Company Excess Benefits Plan effective July 18, 1991, incorporated by reference to Exhibit 10.11 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1991.
  10.9     Sales Agreement for the supply of titanium sponge and plasma electrodes between Oregon Metallurgical Corporation and RMI Titanium
           Company dated as of August 8, 1994, incorporated by reference to
           Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.+

                                                                                    SEQUENTIAL
EXHIBIT                                                                                PAGE
  NO.                                   DESCRIPTION                                   NUMBER
-------    ---------------------------------------------------------------------    ----------
 10.10     Sales Agreement for the supply of titanium sponge between Osaka
           Titanium Co., Ltd., Sumitomo Corporation, Sumitomo Corporation of
           America, and RMI Titanium Company dated as of September 4, 1992, incorporated by reference to Exhibit 10.10 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1995.+
 10.11     RMI Titanium Company 1995 Stock Plan, incorporated by reference to
           Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
 10.12     Employment agreement, dated September 1, 1996, between the Company and
           John H. Odle, incorporated by reference to Exhibit 10.1 to the
           Company's Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 1996.
 10.13     Employment agreement, dated September 1, 1996, between the Company and
           T. G. Rupert, incorporated by reference to Exhibit 10.2 to the
           Company's Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 1996.
 10.14     Employment agreement dated February 1, 1997 between the Company and
           Harry B. Watkins.
 10.15     Registration Rights Agreement dated August 21, 1996 between the
           Company and USX Corporation, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.
    21     Subsidiaries of the Company.
  23.1     Consent of Price Waterhouse LLP.
    24     Powers of Attorney.
    27     Financial Data Schedule.
  27.1     Financial Statements of The RMI Employee Savings and Investment Plan
           for the year ended December 31, 1996 (to be filed by amendment).
  27.1     Financial Statements of The RMI Bargaining Unit Employee Savings and
           Investment Plan for the year ended December 31, 1996 (to be filed by amendment).

---------

+ Confidential treatment has been requested.