Form 10-Q
period 1997-03-31
RMI TITANIUM CO
filed 1997-05-14
CIK 854663

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------

Commission file number 1-10319

                              RMI TITANIUM COMPANY
             (Exact name of registrant as specified in its charter)

                                      OHIO
                        (State or other jurisdiction of
                         incorporation or organization)
                                   31-0875005
                                (I.R.S. Employer
                              Identification No.)

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

     At May 1, 1997, 20,371,445 shares of common stock of the registrant were outstanding.

================================================================================

                              RMI TITANIUM COMPANY

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997

                                     INDEX

                                                                                         PAGE
                                                                                         ----
PART I--FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
     Introduction to Consolidated Financial Statements................................     2
     Consolidated Statement of Operations.............................................     3
     Consolidated Balance Sheet.......................................................     4
     Consolidated Statement of Cash Flows.............................................     5
     Consolidated Statement of Shareholders' Equity...................................     6
     Selected Notes to Consolidated Financial Statements..............................     7
Item 2. Management's Discussion and Analysis of Results of Operations and Financial
        Condition.....................................................................    10
PART II--OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders...........................    14
Item 6. Exhibits and Reports on Form 8-K..............................................    15
Signatures............................................................................    16

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

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                             QUARTER ENDED
                                                                               MARCH 31
                                                                         ---------------------
                                                                          1997          1996
                                                                         -------       -------
Sales...............................................................     $73,708       $54,597
Operating costs:
Cost of sales.......................................................      57,932        45,250
Selling, general and administrative expenses........................       2,726         2,409
Research, technical and product development expenses................         704           506
                                                                         -------       -------
     Total operating costs..........................................      61,362        48,165
                                                                         -------       -------
Operating income....................................................      12,346         6,432
Other income-net....................................................         165            59
Interest expense....................................................         (33)       (1,284)
                                                                         -------       -------
Income before income taxes..........................................      12,478         5,207
Provision for income taxes (Note 4).................................       1,560           651
                                                                         -------       -------
Net income..........................................................     $10,918       $ 4,556
                                                                         =======       =======
Net income per common share.........................................     $  0.54       $  0.30
                                                                         =======       =======
       Weighted average shares outstanding..........................  20,339,923    15,398,090
                                                                      ==========    ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                     (UNAUDITED)
                                                                      MARCH 31        DECEMBER 31
                                                                        1997              1996
                                                                     -----------      ------------
ASSETS
Current assets:
  Cash and cash equivalents.......................................    $  10,725         $  5,944
  Receivables--less allowance for doubtful accounts of $1,037 and
     $979.........................................................       65,124           57,702
  Inventories.....................................................       94,684           92,616
  Deferred tax asset..............................................        1,173            2,733
  Other current assets............................................        3,775            4,205
                                                                      ---------         --------
     Total current assets.........................................      175,481          163,200
  Property, plant and equipment, net of accumulated
     depreciation.................................................       37,232           37,855
  Noncurrent deferred tax asset...................................        4,467            4,467
  Other noncurrent assets.........................................       10,588           10,358
                                                                      ---------         --------
     Total assets.................................................    $ 227,768         $215,880
                                                                      =========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...............................    $     120         $    120
  Accounts payable................................................       17,231           15,288
  Accrued wages and other employee costs..........................        7,725            6,299
  Other accrued liabilities.......................................        9,752            9,357
                                                                      ---------         --------
     Total current liabilities....................................       34,828           31,064
Long-term debt (Notes 3 and 7)....................................          670            3,600
Accrued postretirement benefit cost...............................       19,442           19,442
Noncurrent pension liabilities....................................        1,028            1,028
Other noncurrent liabilities......................................        2,010            2,010
                                                                      ---------         --------
     Total liabilities............................................       57,978           57,144
                                                                      ---------         --------
Contingencies (Note 5)
Shareholders' equity:
  Preferred Stock, no par value; 5,000,000 shares authorized; no
     shares outstanding...........................................           --               --
  Common Stock, $0.01 par value, 30,000,000 shares authorized;
     20,929,748 and 20,858,748 shares issued (Note 3).............          209              208
  Additional paid-in capital (Note 3).............................      236,010          234,958
  Accumulated deficit.............................................      (60,849)         (71,767)
  Deferred compensation...........................................       (1,327)            (557)
  Excess minimum pension liability................................       (1,028)          (1,028)
  Treasury Common Stock at cost 573,961 and 568,198 shares........       (3,225)          (3,078)
                                                                      ---------         --------
Total shareholders' equity........................................      169,790          158,736
                                                                      ---------         --------
     Total liabilities and shareholders' equity...................    $ 227,768         $215,880
                                                                      =========         ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
CASH PROVIDED FROM (USED IN) OPERATIONS:
Net income..............................................................   $10,918     $ 4,556
Adjustment for items not affecting funds from operations:
  Depreciation..........................................................     1,259       1,246
  Deferred taxes........................................................     1,560         651
  Other-net.............................................................       122         167
                                                                           -------     -------
                                                                            13,859       6,620
                                                                           -------     -------
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables.............................................................    (7,482)     (3,913)
Inventories.............................................................    (2,068)        (83)
Accounts payable........................................................     1,943      (3,446)
Other current liabilities...............................................     1,821         486
Other assets............................................................       200        (299)
                                                                           -------     -------
                                                                            (5,586)     (7,255)
                                                                           -------     -------
     Cash from (used in) operating activities...........................     8,273        (635)
                                                                           -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................................................      (636)       (575)
                                                                           -------     -------
     Cash used in investing activities..................................      (636)       (575)
                                                                           -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Common Stock............................       221         727
  Borrowings under credit agreements....................................        --         700
  Debt repayments.......................................................    (2,930)        (30)
  Treasury Common Stock purchased.......................................      (147)         --
                                                                           -------     -------
  Cash from (used in) financing activities..............................    (2,856)      1,397
                                                                           -------     -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................     4,781         187
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................   $ 5,944     $   509
                                                                           -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................   $10,725     $   696
                                                                           =======     =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for
     Interest (net of amounts capitalized)..............................   $    21     $ 1,639
     Income taxes.......................................................   $   130     $     0
  Noncash financing activities
     Issuance of restricted stock.......................................   $   832     $   682

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                                                   EXCESS
                                                                                                                  MINIMUM
                                                                            ADDT'L.     RETAINED     TREASURY     PENSION
                                     SHARES       COMMON      DEFERRED      PAID-IN     EARNINGS      COMMON     LIABILITY
                                   OUTSTANDING    STOCK     COMPENSATION    CAPITAL     (DEFICIT)     STOCK      ADJUSTMENT
                                   -----------    ------    ------------    --------    ---------    --------    ----------
Balance at December 31, 1995....   15,339,893      $159       $     --      $151,715    $(103,526)   $(3,078)     $ (8,381)
Shares issued for Directors'
  Compensation..................        2,585        --             --            56           --         --            --
Shares issued for Restricted
  Stock Award Plans.............       51,000        --           (682)          682           --         --            --
Compensation expense
  recognized....................           --        --            125            --           --         --            --
Shares issued as a result of
  Common Stock Offering (Note
  4)............................    4,600,000        46             --        80,347           --         --            --
Shares issued from exercise of
  employee stock options........      297,072         3             --         2,158           --         --            --
Net income......................           --        --             --            --       31,759         --            --
Excess minimum pension
  liability.....................           --        --             --            --           --         --         7,353
                                   ----------      ----       --------      --------    ---------    -------      --------
Balance at December 31, 1996....   20,290,550      $208       $   (557)     $234,958    $ (71,767)   $(3,078)     $ (1,028)
Shares issued for Restricted
  Stock Award Plans.............       32,550        --           (832)          832           --         --            --
Compensation expense
  recognized....................           --        --             62            --           --         --            --
Shares issued from exercise of
  employee stock options........       38,450         1             --           220           --         --            --
Treasury Common Stock purchased
  at cost.......................       (5,763)       --             --            --           --       (147)           --
Net income......................           --        --             --            --       10,918         --            --
                                   ----------      ----       --------      --------    ---------    -------      --------
Balance at March 31, 1997.......   20,355,787      $209       $ (1,327)     $236,010    $ (60,849)   $(3,225)     $ (1,028)
                                   ==========      ====       ========      ========    =========    =======      ========

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

NOTE 2--ORGANIZATION

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's Common Stock (the "Reorganization"). Quantum then sold its shares to the public. USX retained ownership of its shares. At March 31, 1997 approximately 27% of the outstanding common stock was owned by USX. For additional information on the Company's capital structure see Note 3.

     In November, 1996, USX Corporation completed a public offering of its notes exchangeable February, 2000, for 5,483,600 shares of RMI Common Stock, owned by USX (or for an equivalent amount of cash at USX's option). Such shares represent all of the RMI Common Stock owned by USX.

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

NOTE 4--INCOME TAXES

     The effective tax rate for the quarters ended March 31, 1997 and 1996 was 12.5%. The difference between the statutory tax rate of 35% and the effective tax rate is principally due to an adjustment of approximately $2.9 million and $1.2 million, respectively, to the deferred tax asset valuation allowance which existed at December 31, 1996 and 1995. The Company currently expects improved profitability in 1997 as a result of increased sales, product pricing and gross margins, when compared to the expectations inherent in the December 31, 1996 valuation allowance. Accordingly, the valuation allowance was adjusted for the difference between such revised future income expectations and those inherent in the valuation allowance at December 31, 1996. The amount of current taxes expected to be paid in 1997 is minimal.

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

     On October 9, 1992 the U.S. Environmental Protection Agency ("EPA") filed a complaint alleging certain violations of the Resource Conservation and Recovery Act of 1976, as amended ("RCRA") at the Company's now closed Sodium Plant in Ashtabula, Ohio. The EPA's determination is based on information gathered during inspections of the facility in February, March and June of 1991. Under the complaint the EPA proposes to assess a civil penalty of approximately $1.4 million for alleged failure to comply with RCRA. The Company is in the process of finalizing a recent settlement of this matter with the EPA which provides for the payment of a $0.1 million civil penalty and a commitment to perform certain other work.

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

     The EPA, in March 1989, ordered 22 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study, which studies are currently estimated to cost $22 million. The Company, working cooperatively with fourteen others in accordance with two separate agreements, is complying with the order. The Company has accrued and has been paying its portion of the cost of complying with the EPA's order, which includes the studies. It is anticipated that the studies will be completed no earlier than mid 1997. Actual cleanup is not scheduled to commence prior to 1998. The Company's share of the study costs has been established at 9.95%. In June, 1995, the Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to the Company. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     At March 31, 1997, the amount accrued for future environmental-related costs was $2.6 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.9 million to $6.5 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

NOTE 6--INVENTORIES:

                                                                   (DOLLARS IN THOUSANDS)
                                                            MARCH 31, 1997
                                                             (UNAUDITED)       DECEMBER 31, 1996
                                                            --------------     -----------------
    Raw material and supplies............................      $ 39,747            $  33,126
    Work-in-process and finished goods...................        83,773               88,326
    Adjustments to LIFO values...........................       (28,836)             (28,836)
                                                               --------            ---------
                                                               $ 94,684            $  92,616
                                                               ========            =========

     Inventories are valued at cost as determined by the last-in, first-out
(LIFO) method which, in the aggregate, is lower than market. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation).

     Included in work-in-process are costs relating to certain long-term contracts. Such costs, net of amounts recognized to date, were $1.7 million at March 31, 1997 and $0.8 million at December 31, 1996.

NOTE 7--CREDIT AGREEMENT:

     In connection with the Common Stock offering referred to in Note 3 above, the Company entered into a credit agreement, dated April 15, 1996 (the "Credit Facility"), to replace the Company's prior credit facilities. The Credit Facility has a term of three years and permits borrowings, on a revolving basis, of up to the lesser of $50 million or a borrowing base equal to the sum of 85% of qualified accounts receivable and 50% of qualified inventory. At March 31, 1997 no amounts were outstanding under the facility. The Company had sufficient accounts receivable and inventory at March 31, 1997, to borrow the entire $50 million.

     Under the terms of the Credit Facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 1/2% per annum), or (b) LIBOR or the Federal Funds Effective Rate, plus a spread (ranging from 1/2% to 1%) determined by the ratio of the Company's consolidated earnings before interest and taxes to consolidated interest expense.

     Borrowings under the Credit Facility are secured by the Company's accounts receivable, inventory, other personal property and cash and cash equivalents. Borrowings will become unsecured if the Company complies with all the financial covenants under the Credit Facility for four consecutive quarters beginning with the date of the Credit Facility and expiring with the quarter ended June 30, 1997. The Credit Facility contains additional terms and financial covenants which are typical for other similar facilities.

NOTE 8--EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 for its consolidated financial statements for the year ended December 31, 1997 and subsequent interim periods. Upon adoption, the standard also requires the restatement of all prior period earnings per share information presented. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share computations.

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

NET SALES

     Net sales increased by $19.1 million to $73.7 million, or 35%, for the three months ended March 31, 1997 compared to the corresponding 1996 period. This sales increase is due primarily to increased shipments of titanium mill products and higher average selling prices. Shipments of titanium mill products increased by 14% to 4.8 million pounds compared to first quarter quarter 1996 shipments of 4.2 million pounds. Average selling prices on mill products in the first quarter of 1997 increased by approximately 22% to $13.75 per pound from $11.31 per pound in the first quarter of 1996. Both demand and pricing on incoming orders for titanium mill products continue to show improvement from 1996 levels.

GROSS PROFIT

     Gross profit amounted to $15.8 million for the quarter ended March 31, 1997 compared to a gross profit of $9.3 million for the comparable 1996 period. This improvement results primarily from the increased volume and prices for titanium mill products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses of $2.7 million, or 3.7% of sales, in the quarter ended March 31, 1997 compared favorably with selling, general and administrative expenses of $2.4 million, or 4.4% of sales, in the comparable 1996 period.

OPERATING INCOME

     Operating income for the three months ended March 31, 1997 amounted to $12.3 million compared to $6.4 million in the same period of 1996. This improvement results primarily from significant improvements in shipments and profit margins on mill products.

INTEREST EXPENSE

     Because of significantly decreased borrowing levels, interest expense decreased to $0.03 million in the first quarter of 1997 from $1.3 million in the first quarter of 1996.

INCOME TAXES

     In the first quarter of 1997, the Company recorded a provision for income taxes amounting to $1.6 million compared to $0.6 million in the first quarter of 1996. The effective tax rate in both periods was 12.5%. The difference between the statutory tax rate of 35% and the effective tax rate is principally due to an adjustment of approximately $2.9 million in 1997 and $1.2 million in 1996 to the deferred tax asset valuation allowance which existed at the previous year-end. The Company currently expects improved profitability in 1997 as a result of increased sales, product pricing and gross margins, when compared to the expectations inherent in the December 31, 1996 valuation allowance. Accordingly, the valuation allowance was adjusted for the difference between such revised future income expectations and those inherent in the valuation allowance at December 31, 1996. The amount of current taxes expected to be paid in 1997 is minimal.

NET INCOME

     Net income for the quarter ended March 31, 1997 amounted to $10.9 million compared to net income of $4.6 million in the comparable 1996 period.

OUTLOOK

     The Company's total order backlog as of March 31, 1997 was approximately $352 million, compared to $328 million at December 31, 1996.

     Beginning in the second half of 1995, continuing through 1996 and into 1997, the Company has experienced a significant increase in the volume of incoming orders at increased prices. The Company estimates that as of March 31, 1997, orders for over 90% of its anticipated 1997 shipments have been booked or shipped at average prices significantly higher than its 1996 average realized mill product selling price of $11.88 per pound. The Company's average realized mill product selling price increased to $13.75 per pound in the first quarter of 1997 compared to $11.31 per pound in the first quarter of 1996. The Company is currently booking orders for titanium mill products for delivery in early 1998 at prices greater than $14 per pound. The increase in demand has been driven primarily by the recovery in the commercial aerospace market.

     Because of competitive factors in the titanium industry and the cyclical nature of the aerospace industry, there can be no assurances that prices and demand will continue to improve. The Company intends to continue its efforts to develop new markets and products such as seamless tubulars for oil and gas and geothermal energy production.

     The increase in demand for titanium products has put upward pressure on prices for certain raw materials used by the Company. Prices for the Company's 1997 titanium sponge requirements have been set under long-term supply contracts and short-term arrangements. Prices for titanium sponge in 1997 have increased slightly over 1996 levels. Due to increased demand, prices for titanium scrap, which accounts for approximately 40% of the Company's raw material requirements, remain elevated, although prices have stabilized somewhat recently. Prices of certain alloying agents have also increased as a result of increased demand. The Company, and others, have announced increased prices and surcharges to recover these increased costs.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $8.3 million in the first quarter of 1997 compared to $0.6 million used in operations during the first quarter of 1996. The change in net cash flows from operating activities in the first quarter of 1997, compared to the 1996 first quarter was due primarily to significantly improved results of operations. Working capital amounted to $140.7 million at March 31, 1997, compared to $132.1 million at December 31, 1996. The increase in working capital results primarily from increases in cash and accounts receivable partially offset by an increase in accounts payable and other current liabilities. The Company's working capital ratio was 5.04 to 1 at March 31, 1997.

     During the first quarter of 1997, the Company's cash flow requirements for capital expenditures were funded by cash provided from operating activities. In the first quarter of 1996, the Company's cash flow requirements for capital expenditures and working capital needs were funded through borrowings under the existing credit facilities.

     At March 31, 1997, the Company had no amounts outstanding under the bank credit facility. Other long-term debt of $0.7 million consisted of industrial revenue bonds.

     On May 7, 1996, the Company completed a public offering of 4,600,000 shares of common stock at a price of $18.50 per share (the "Common Stock Offering"). Net proceeds to RMI after deducting underwriting fees and expenses amounted to $80.3 million. The new proceeds were used to repay all outstanding indebtedness (amounting to $65.5 million) under the then existing bank credit facilities, and to contribute $10.2 million to certain of the company's defined benefit pension plans. The balance was used for general corporate purposes.

     The Company anticipates that it will be able to fund its 1997 working capital requirements and its capital expenditures primarily from funds generated by operations. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.

     In connection with the Common Stock offering referred to above, the Company entered into a credit agreement, dated April 15, 1996 (the "Credit Facility"), to replace the Company's prior credit facilities. The Credit Facility has a term of three years and permits borrowings, on a revolving basis, of up to the lesser of $50 million or a borrowing base equal to the sum of 85% of qualified accounts receivable and 50% of qualified inventory. At March 31, 1997 no amounts were outstanding under the facility. The Company had sufficient accounts receivable and inventory at March 31, 1997, to borrow the entire $50 million.

     Under the terms of the Credit Facility, the Company, at its option, will be able to borrow at (a) a base rate (which is the higher of PNC Bank's prime rate or the Federal Funds Effective Rate plus 1/2% per annum), or (b) LIBOR or the Federal Funds Effective Rate, plus a spread (ranging from 1/2% to 1%) determined by the ratio of the Company's consolidated earnings before interest and taxes to consolidated interest expense.

     Borrowings under the Credit Facility are secured by the Company's accounts receivable, inventory, other personal property and cash and cash equivalents. Borrowings will become unsecured if the Company complies with all the financial covenants under the Credit Facility for four consecutive quarters beginning with the date of the Credit Facility and expiring with the quarter ended June 30, 1997.

INCOME TAX CONSIDERATIONS

     SECTION 382 LIMITATION. At December 31, 1996, the Company had net operating loss carryforwards of approximately $95 million available to reduce federal taxable income through 2010. If an "ownership change" were to occur, the utilization of net operating loss carryforwards would be subject to an annual limitation. Generally, an ownership change occurs with respect to a corporation if shareholders who own, directly or indirectly, 5% or more of the capital stock of the corporation increase their aggregate percentage ownership of such stock by more than 50 percentage points over the lowest percentage of such stock owned by such shareholders at any time during a prescribed testing period. Management does not believe that the sale of shares of Common Stock resulted in an ownership change. An ownership change could result from equity transactions such as exercises of stock options, purchases or sales of Common Stock by certain stockholders, including USX and other issuances of Common Stock by the Company. If the annual limitation were to apply, the amount of the limitation would generally equal the product of (i) the fair market value of the Company's equity immediately prior to the ownership change, with certain adjustments, including a possible adjustment to exclude certain capital contributions made in the two years preceding the date of the ownership change, and (ii) a long-term tax exempt bond rate of return published monthly by the Internal Revenue Service. Should the annual limitation apply, the Company believes that it would not materially affect the potential use of the net operating loss carryforwards to reduce any future income tax liabilities over time; however, it is possible that the Company's results in a particular year could exceed the annual limitation, in which case such excess would not be reduced by the net operating loss carryforward and the Company's tax liability would be correspondingly higher.

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

     When preparing future periods' interim and annual financial statements, the Company will periodically evaluate its strategic and business plans, in light of evolving business conditions, and the valuation allowance will be adjusted for future income expectations resulting from that process, to the extent different from those inherent in the current valuation allowance. In making an assessment of realizability at March 31, 1997, the Company considered a number of factors including the improved profitability in 1997 as a result of increased sales, product pricing and gross margins, when compared to expectations inherent in the December 31, 1996 valuation allowance. Accordingly, the valuation allowance was adjusted for the difference between such revised future income expectations and those inherent in the valuation allowance at December 31, 1996.

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

     At March 31, 1997, the amount accrued for future environment-related costs was $2.6 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.9 million to $6.5 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects. In 1992, the EPA filed a complaint and proposed a $1.4 million civil penalty for alleged failure to comply with RCRA. The Company is in the process of finalizing a recent settlement of this matter with the EPA which provides for the payment of a $0.1 million civil penalty and a commitment to perform certain other work.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures in each of the first quarter of 1997 and 1996 amounted to $0.6 million. The Company has budgeted capital spending of approximately $10.0 million in 1997. RMI anticipates that it can fund this spending using cash provided from operations.

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 for its consolidated financial statements for the year ended December 31, 1997 and subsequent interim periods. Upon adoption, the standard also requires the restatement of all prior period earnings per share information presented. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share computations.

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders was held on April 25, 1997. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

     1. All nominees for directors listed in the proxy statement were elected. Listed below are the names of each director elected, together with their individual vote totals.

                                                                  VOTES         VOTES
                                                                   FOR         WITHHELD
                                                                ----------    ----------
        Craig R. Andersson...................................   17,599,197       52,449
        Neil A. Armstrong....................................   17,598,567       53,079
        Daniel I. Booker.....................................   17,595,784       55,862
        Ronald L. Gallatin...................................   17,598,586       53,060
        Charles C. Gedeon....................................   17,598,072       53,574
        Robert M. Hernandez..................................   17,597,637       54,009
        John H. Odle.........................................   17,599,237       52,409
        Timothy G. Rupert....................................   17,597,707       53,939
        Wesley W. von Schack.................................   17,598,612       53,034

     2. Price Waterhouse LLP was elected as independent accountants for 1997. (For, 17,626,209; against, 15,717; abstained, 9,720)

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

      27 Financial Data Schedule

  (b) Reports on Form 8-K

     There were no reports on Form 8-K filed for the quarter ended March 31, 1997.

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

                                                   RMI TITANIUM COMPANY
                                          --------------------------------------
                                                       (Registrant)

Date: May 9, 1997
                                          By:        /s/ T. G. RUPERT
                                             -----------------------------------
                                                        T. G. Rupert
                                             Executive Vice President & Chief
                                                    Financial Officer