Form 10-K/A
period 1996-12-31
RMI TITANIUM CO
filed 1997-06-23
CIK 854663

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


        [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE  REQUIRED]
               FOR THE TRANSITION PERIOD FROM __________ TO _________

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


================================================================================

                                  FORM 10-K/A
                               AMENDMENT NO. 1 TO
                                 ANNUAL REPORT
                                       ON
                                   FORM 10-K
                               FOR THE YEAR ENDED
                               DECEMBER 31, 1996
                                       OF

                              RMI TITANIUM COMPANY

     Pursuant to Rule 12b-15, promulgated under the Securities Exchange Act of 1934, RMI Titanium Company hereby amends each of the following Items of its Annual Report on Form 10-K for the year ended December 31, 1996, so that, as amended, such Items read as set forth herein.

Index to Exhibits
Exhibit 23.1
Exhibit 99.1
Exhibit 99.2

                               INDEX TO EXHIBITS

                                                                                    SEQUENTIAL
EXHIBIT                                                                                PAGE
  NO.                                   DESCRIPTION                                   NUMBER
-------    --------------------------------------------------------------------------------------
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

                                                                                    SEQUENTIAL
EXHIBIT                                                                                PAGE
  NO.                                   DESCRIPTION                                   NUMBER
-------    --------------------------------------------------------------------------------------
 10.10     Sales Agreement for the supply of titanium sponge between Osaka
           Titanium Co., Ltd., Sumitomo Corporation, Sumitomo Corporation of
           America, and RMI Titanium Company dated as of September 4, 1992, incorporated by reference to Exhibit 10.10 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1995.+
 10.11     RMI Titanium Company 1995 Stock Plan, incorporated by reference to
           Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
 10.12     Employment agreement, dated September 1, 1996, between the Company and
           John H. Odle, incorporated by reference to Exhibit 10.1 to the
           Company's Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 1996.
 10.13     Employment agreement, dated September 1, 1996, between the Company and
           T. G. Rupert, incorporated by reference to Exhibit 10.2 to the
           Company's Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 1996.
 10.14     Employment agreement, dated February 1, 1997, between the Company and
           Harry B. Watkins, incorporated by reference to Exhibit 10.14 to the
           Company's Annual Report on Form 10-K for the year ended December 31,
           1996.
 10.15     Registration Rights Agreement dated August 21, 1996 between the
           Company and USX Corporation, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.
    21     Subsidiaries of the Company (Previously Filed).
  23.1     Consent of Price Waterhouse LLP.
    24     Powers of Attorney (Previously Filed).
    27     Financial Data Schedule (Previously Filed).
  99.1     Financial Statements of The RMI Titanium Company Employees Savings and
           Investment Plan for the year ended December 31, 1996 (filed herewith).
  99.2     Financial Statements of The RMI Titanium Company Bargaining Unit
           Employees Savings and Investment Plan for the year ended December 31,
           1996 (filed herewith).

---------

+ Confidential treatment has been requested.