Form 10-Q
period 1997-06-30
RMI TITANIUM CO
filed 1997-08-14
CIK 854663

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------     --------------

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

                               Yes  X      No
                                   ---        ---
     At August 1, 1997, 20,429,330 shares of common stock of the registrant were outstanding.

================================================================================

                              RMI TITANIUM COMPANY

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997

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

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                  QUARTER ENDED              SIX MONTHS ENDED
                                                     JUNE 30                      JUNE 30
                                              ---------------------       -----------------------
                                               1997          1996           1997           1996
                                              -------       -------       --------       --------
Sales....................................     $75,034       $58,310       $148,742       $112,907
Operating costs:
Cost of sales............................      58,313        48,030        116,245         93,280
Selling, general and administrative
  expenses...............................       2,805         2,310          5,531          4,719
Research, technical and product
  development expenses...................         698           560          1,402          1,066
                                              -------       -------       --------       --------
     Total operating costs...............      61,816        50,900        123,178         99,065
Operating income.........................      13,218         7,410         25,564         13,842
Other income-net.........................         261             1            426             60
Interest expense.........................         (26)         (552)           (59)        (1,836)
                                              -------       -------       --------       --------
Income before income taxes...............      13,453         6,859         25,931         12,066
Provision for income taxes (Note 4)......       1,363           878          2,923          1,529
                                              -------       -------       --------       --------
Net income...............................     $12,090       $ 5,981       $ 23,008       $ 10,537
                                              =======       =======       ========       ========
Net income per common share..............     $  0.59       $  0.33       $   1.13       $   0.63
                                              =======       =======       ========       ========
       Weighted average shares
          outstanding....................  20,393,337    18,235,508     20,366,778     16,816,799
                                           ==========    ==========     ===========    ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                     (UNAUDITED)
                                                                       JUNE 30        DECEMBER 31
                                                                        1997              1996
                                                                     -----------      ------------
ASSETS
Current assets:
  Cash and cash equivalents.......................................    $  17,786         $  5,944
  Receivables--less allowance for doubtful accounts of $1,097 and
     $979.........................................................       63,247           57,702
  Inventories.....................................................      101,386           92,616
  Deferred tax asset..............................................        4,277            2,733
  Other current assets............................................        3,675            4,205
                                                                      ---------       ----------
     Total current assets.........................................      190,371          163,200
  Property, plant and equipment, net of accumulated
     depreciation.................................................       37,189           37,855
  Noncurrent deferred tax asset...................................           --            4,467
  Other noncurrent assets.........................................       10,494           10,358
                                                                      ---------       ----------
     Total assets.................................................    $ 238,054         $215,880
                                                                      =========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...............................    $     120         $    120
  Accounts payable................................................       16,300           15,288
  Accrued wages and other employee costs..........................        7,737            6,299
  Other accrued liabilities.......................................        8,115            9,357
                                                                      ---------       ----------
     Total current liabilities....................................       32,272           31,064
Long-term debt (Notes 3 and 7)....................................          640            3,600
Accrued postretirement benefit cost...............................       19,442           19,442
Noncurrent pension liabilities....................................        1,028            1,028
Other noncurrent liabilities......................................        2,010            2,010
                                                                      ---------       ----------
     Total liabilities............................................       55,392           57,144
                                                                      ---------       ----------
Contingencies (Note 5)
Shareholders' equity:
  Preferred Stock, no par value; 5,000,000 shares authorized; no
     shares outstanding...........................................           --               --
  Common Stock, $0.01 par value, 30,000,000 shares authorized;
     20,992,473 and 20,858,748 shares issued (Note 3).............          209              208
  Additional paid-in capital (Note 3).............................      236,728          234,958
  Accumulated deficit.............................................      (48,759)         (71,767)
  Deferred compensation...........................................       (1,253)            (557)
  Excess minimum pension liability................................       (1,028)          (1,028)
  Treasury Common Stock at cost 573,961 and 568,198 shares........       (3,225)          (3,078)
                                                                      ---------       ----------
Total shareholders' equity........................................      182,662          158,736
                                                                      ---------       ----------
     Total liabilities and shareholders' equity...................    $ 238,054         $215,880
                                                                      =========       ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
CASH PROVIDED FROM (USED IN) OPERATIONS:
Net income............................................................   $ 23,008     $ 10,537
Adjustment for items not affecting funds from operations:
  Depreciation........................................................      2,520        2,459
  Deferred taxes......................................................      2,923        1,505
  Other-net...........................................................        256          397
                                                                         --------     --------
                                                                           28,707       14,898
                                                                         --------     --------
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables...........................................................     (5,665)      (8,648)
Inventories...........................................................     (8,770)     (10,286)
Accounts payable......................................................      1,012         (490)
Other current liabilities.............................................        196       (1,131)
Other assets..........................................................        394       (1,288)
                                                                         --------     --------
                                                                          (12,833)     (21,843)
                                                                         --------     --------
     Cash from (used in) operating activities.........................     15,874       (6,945)
                                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................................     (1,854       (1,323)
                                                                         --------     --------
     Cash used in investing activities................................     (1,854)      (1,323)
                                                                         --------     --------
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Common Stock..........................        929       81,374
  Debt repayments.....................................................     (2,960)     (63,260)
  Treasury Common Stock purchased.....................................       (147)          --
                                                                         --------     --------
  Cash from (used in) financing activities............................     (2,178)      18,114
                                                                         --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................     11,842        9,846
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................   $  5,944     $    509
                                                                         --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................   $ 17,786     $ 10,355
                                                                         ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for
     Interest (net of amounts capitalized)............................   $     28     $  1,639
     Income taxes.....................................................   $    633     $    211
  Noncash financing activities
     Issuance of restricted stock.....................................   $    832     $    682

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                                                    EXCESS
                                                                                                                   MINIMUM
                                                                             ADDT'L.     RETAINED     TREASURY     PENSION
                                      SHARES       COMMON      DEFERRED      PAID-IN     EARNINGS      COMMON     LIABILITY
                                    OUTSTANDING    STOCK     COMPENSATION    CAPITAL     (DEFICIT)     STOCK      ADJUSTMENT
                                    -----------    ------    ------------    --------    ---------    --------    ----------
Balance at December 31, 1995.....   15,339,893      $159       $     --      $151,715    $(103,526)   $(3,078)     $ (8,381)
Shares issued for Directors'
  Compensation...................        2,585        --             --            56           --         --            --
Shares issued for Restricted
  Stock Award Plans..............       51,000        --           (682)          682           --         --            --
Compensation expense
  recognized.....................           --        --            125            --           --         --            --
Shares issued as a result of
  Common Stock Offering (Note
  4).............................    4,600,000        46             --        80,347           --         --            --
Shares issued from exercise of
  employee stock options.........      297,072         3             --         2,158           --         --            --
Net income.......................           --        --             --            --       31,759         --            --
Excess minimum pension
  liability......................           --        --             --            --           --         --         7,353
                                    ----------      ----       --------      --------    ---------    -------      --------
Balance at December 31, 1996.....   20,290,550      $208       $   (557)     $234,958    $ (71,767)   $(3,078)     $ (1,028)
Shares issued for Restricted
  Stock Award Plans..............       32,550        --           (832)          832           --         --            --
Compensation expense
  recognized.....................           --        --            136            --           --         --            --
Shares issued from exercise of
  employee stock options.........      101,175         1             --           928           --         --            --
Treasury Common Stock purchased
  at cost........................       (5,763)       --             --            --           --       (147)           --
Net income.......................           --        --             --            --       23,008         --            --
                                    ----------      ----       --------      --------    ---------    -------      --------
Balance at June 30, 1997.........   20,418,512      $209       $ (1,253)     $236,718    $ (48,759)   $(3,225)     $ (1,028)
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

NOTE 2--ORGANIZATION

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's Common Stock (the "Reorganization"). Quantum then sold its shares to the public. USX retained ownership of its shares. At June 30, 1997 approximately 27% of the outstanding common stock was owned by USX. For additional information on the Company's capital structure see Note 3.

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

NOTE 4--INCOME TAXES

     The effective tax rate for the three and six month periods ended June 30, 1997 was 10.1% and 11.3%, respectively. The difference between the statutory tax rate of 35% and the effective tax rate is principally due to adjustments to the valuation allowance of approximately $3.3 million for the three months and $6.2 million for the six months periods ended June 30, 1996. The Company currently expects improved profitability in 1997 as a result of increased sales, product pricing and gross margins, when compared to the expectations inherent in the December 31, 1996 valuation allowance. Accordingly, the valuation allowance was adjusted for the difference between such revised future income expectations and those inherent in the valuation allowance at December 31, 1996. The amount of current taxes expected to be paid in 1997 is minimal.

     Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," requires a valuation allowance when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of this deferred income tax asset depends upon the Company's ability to generate sufficient taxable income prior to the expiration of its loss carryforwards. The Company has evaluated the available evidence supporting the realization of future taxable income and, based upon that evaluation, believes it is more likely than not at this time that a portion of its deferred tax assets will be realized. The remaining valuation allowance was retained in light of the requirement in SFAS No. 109 to give weight to objective evidence such as recent losses and the historical titanium industry business cycle.

     When preparing future periods' interim and annual financial statements, the Company will periodically evaluate its strategic and business plans, in light of evolving business conditions, and the valuation allowance will be adjusted for changes in future income expectations resulting from that process.

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

     On October 9, 1992 the U.S. Environmental Protection Agency ("EPA") filed a complaint alleging certain violations of the Resource Conservation and Recovery Act of 1976, as amended ("RCRA") at the Company's now closed Sodium Plant in Ashtabula, Ohio. The USEPA's determination is based on information gathered during inspections of the facility in February, March and June of 1991. Under the complaint the USEPA proposes to assess a civil penalty of approximately $1.4 million for alleged failure to comply with RCRA. In May 1997, the Company finalized a settlement of this matter with the EPA which provides for the payment of a $0.1 million civil penalty and a commitment to perform certain other work.

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

     The EPA, in March 1989, ordered 22 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study, which studies are currently estimated to cost $22 million. The Company, working cooperatively with fourteen others in accordance with two separate agreements, is complying with the order. The Company has accrued and has been paying its portion of the cost of complying with the EPA's order, which includes the studies. It is anticipated that the studies will be completed no earlier than late 1997. Actual cleanup would not commence prior to 1998. The Company's share of the study costs has been established at 9.95%. In June, 1995, the Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to the Company. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     At June 30, 1997, the amount accrued for future environmental-related costs was $2.4 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.9 million to $6.5 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

NOTE 6--INVENTORIES:

                                                             (DOLLARS IN THOUSANDS)
                                                      JUNE 30, 1997
                                                       (UNAUDITED)       DECEMBER 31, 1996
                                                      --------------     -----------------
    Raw material and supplies......................      $ 45,773             $ 33,126
    Work-in-process and finished goods.............        84,449               88,326
    Adjustments to LIFO values.....................       (28,836)             (28,836)
                                                         --------             --------
                                                         $101,386             $ 92,616
                                                         ========             ========

     Inventories are valued at cost as determined by the last-in, first-out
(LIFO) method which, in the aggregate, is lower than market. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation).

     Included in work-in-process are costs relating to certain long-term contracts. Such costs, net of amounts recognized to date, were $2.3 million at June 30, 1997 and $0.8 million at December 31, 1996.

NOTE 7--CREDIT AGREEMENT:

     In connection with the Common Stock offering referred to in Note 3 above, the Company entered into a credit agreement, dated April 15, 1996 (the "Credit Facility"), to replace the Company's existing credit facilities. The Credit Facility has a term of three years and permits borrowings, on a revolving basis, of up to the lesser of $50 million or a borrowing base equal to the sum of 85% of qualified accounts receivable and 50% of qualified inventory. At June 30, 1997 no amounts were outstanding under the facility. The Company had sufficient accounts receivable and inventory at June 30, 1997, to borrow the entire $50 million.

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

     Prior to June 30, 1997, borrowings under the Credit Facility were secured by the Company's accounts receivable, inventory, other personal property and cash and cash equivalents. Effective July 1, 1997, borrowings are unsecured.

     The Credit Facility contains additional terms and financial covenants which are typical for other similar facilities.

NOTE 8--SUBSEQUENT EVENT

     On July 3, 1997, the Company acquired 90% of the common stock of Galt Alloys, Inc., a manufacturer of ferrotitanium and a producer and worldwide distributor of specialty alloys to ferrous and nonferrous customers. RMI's investment in Galt amounts to an initial cash investment of $3 million and an agreement to invest up to an additional $17 million to finance a major expansion program at Galt, which is expected to be completed in the next 18 to 24 months.

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

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

NET SALES

     Net sales increased to $75.0 million,or 29% for the three months ended June 30, 1997 compared to net sales of $58.3 million in the corresponding 1996 period. This sales increase is due primarily to increased average selling prices for titanium mill products, and a shift in product mix to more value added products such as sheet and plate and away from commodity type products such as billet and bloom used in the golf club market. Shipments of titanium mill products in both the second quarter of 1997 and 1996 amounted to 4.6 million pounds. Average selling prices on mill products in the second quarter of 1997 increased by approximately 22% to $14.02 per pound from $11.54 per pound in the second quarter of 1996. Pricing on incoming orders for titanium mill products continue to show improvement from 1996 levels.

GROSS PROFIT

     Gross profit amounted to $16.7 million, or 22.3% of sales for the quarter ended June 30, 1997 compared to a gross profit of $10.3 million or 17.6% for the comparable 1996 period. This improvement results primarily from increased profit margins on titanium mill products resulting from a more favorable product mix and higher average selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $2.8 million for the quarter ended June 30, 1997 compared to $2.3 million for the same quarter in 1996. Research, technical and product development expenses amounted to $0.7 million in the second quarter of 1997 compared to $0.6 million in the second quarter of 1996. Selling, general and administrative expenses together with research, technical and product development expenses amounted to approximately 4.7% of sales in the second quarter of 1997 compared to 4.9% of sales in the comparable 1996 period.

OPERATING INCOME

     Operating income for the three months ended June 30, 1997 amounted to $13.2 million, or 17.6% of sales compared to $7.4 million or 12.7% of sales in the same period of 1996. This improvement results primarily from significant increases in profit margins on mill products.

INTEREST EXPENSE

     Because of decreased average borrowing levels, interest expense decreased to $0.03 million in the second quarter of 1997 from $0.5 million in the second quarter of 1996. For further information on borrowings see "Liquidity and Capital Resources."

INCOME TAXES

     In the second quarter of 1997, the Company recorded a provision for income taxes amounting to $1.4 million compared to $0.9 million in the second quarter of 1996. The effective federal tax rate for the second quarter of 1997 and 1996 was approximately 10.1% and 12.8%, respectively. The difference between the statutory tax rate of 35% and the effective tax rate for the second quarter of 1997 is principally due to an adjustment of approximately $3.3 million and $1.5 million, respectively, to the deferred tax asset valuation allowance which existed at March 31, 1997 and 1996. The Company currently expects improved profitability in 1997 as a result of increased sales, product pricing and gross margins, when compared to the expectation inherent in the December 31, 1996 valuation allowance. Accordingly, the valuation allowance was adjusted for the difference between such revised future income expectations and those inherent in the valuation allowance at December 31, 1996. The amount of current taxes expected to be paid in 1997 is minimal. For further information on income taxes, see "Income Tax Considerations" and "SFAS No. 109 Effects" below.

OTHER INCOME

     Other income for the second quarter of 1997 amounted to $0.3 million. Other income for the second quarter of 1996 was insignificant.

NET INCOME

     Net income for the quarter ended June 30, 1997 amounted to $12.1 million or 16.1% of sales compared to $6.0 million, or 10.3% of sales in the comparable 1996 period.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

NET SALES

     Net sales for the six months ended June 30, 1997 increased to $148.7 from $112.9 million in the first six months of 1996, an increase of $35.8 million, or 31.7%. This increase results primarily from higher average selling prices and increased mill product shipments. Mill products shipments for the first six months of 1997 amounted to 9.4 million pounds compared to 8.9 million pounds in the comparable period of 1996. Average realized transaction prices increased to $13.88 per pound in the first six months of 1997 compared to $11.43 per pound in 1996. Both demand and pricing for titanium mill products continue to remain strong.

GROSS PROFIT

     Gross profit for the six months ended June 30, 1997 amounted to $32.5 million, or 21.8% of sales compared to $19.6 million, or 17.4% of sales in the first six months of 1996. This increase results primarily from increased selling prices for titanium mill products and increased volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $5.5 million for the first six months of 1997 compared to $4.7 million for the comparable period in 1996. Research, technical and product development expenses amounted to $1.4 million, and $1.1 million in the six month periods ended June 30, 1997 and 1996, respectively. Selling, general and administrative expenses together with research, technical and product development expenses for the first six months of 1997 amounted to 4.7% of sales compared to 5.1% of sales in the first six months of 1996.

OPERATING INCOME

     Operating income for the six months ended June 30, 1997 amounted to $25.6 million, or 17.4% of sales compared to $13.8 million, or 12.3% of sales in the same period of 1996. This improvement results primarily from increases in average realized transaction prices and mill product shipments.

INTEREST EXPENSE

     Interest expense for the first six months of 1997 amounted to $0.06 million compared to $1.8 million in the same period of 1996. This improvement results primarily from reduced levels of indebtedness. See "Liquidity and Capital Resources" below.

INCOME TAXES

     In the first six months of 1997, the Company recorded a provision for income taxes of $2.9 million compared to $1.5 million in the first six months of 1996. The effective federal income tax rate for 1997 was approximately 11.3% in 1997 and approximately 12.5% in 1996. The difference between the statutory federal rate and the effective tax rate results principally from an adjustment of approximately $6.4 million and $2.7 million to the deferred tax asset valuation allowance which existed at December 31, 1996 and 1995, respectively.

NET INCOME

     Net income for the six months ended June 30, 1997 amounted to $23.0 million, or 15.5% of sales compared to $10.5 million, or 9.3% of sales in the first six months of 1996.

OUTLOOK

     The Company's total order backlog as of June 30, 1997 was approximately $366 million, compared to $328 million at December 31, 1996, an increase of approximately 12%.

     Beginning in the second half of 1995, continuing through 1996 and into 1997, the Company has experienced a significant increase in the volume of incoming orders at increased prices. The Company estimates that as of June 30, 1997, orders for over 95% of its anticipated 1997 shipments have been booked or shipped at average prices significantly higher than its 1996 average realized mill product selling price of $11.88 per pound. The Company's average realized mill product selling price increased to $13.88 per pound in the first six months of 1997 compared to $11.43 per pound in the first six months of 1996. The Company is currently booking orders for titanium mill products for delivery in early 1998 at prices greater than $14 per pound. The increase in demand has been driven primarily by the recovery in the commercial aerospace market.

     Because of competitive factors in the titanium industry and the cyclical nature of the aerospace industry, there can be no assurances that prices and demand will continue to improve. The Company intends to continue its efforts to develop new markets and products such as seamless tubulars for oil and gas and geothermal energy production.

     The increase in demand for titanium products has put upward pressure on prices for certain raw materials used by the Company. Prices for the Company's 1997 titanium sponge requirements have been set under long-term supply contracts and short-term arrangements. Prices for titanium sponge in 1997 have increased slightly over 1996 levels. The Company is currently negotiating 1998 prices. Due to increased demand, prices for titanium scrap, which accounts for approximately 40% of the Company's raw material requirements, remain elevated, although prices have stabilized somewhat recently. Prices of certain alloying agents have also increased as a result of increased demand. The Company, and others, have announced increased prices and surcharges to recover these increased costs.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $15.9 million in the first six months of 1997 compared to $6.9 million used in operations during the first six months of 1996. The change in net cash flows from operating activities in the first six months of 1997, compared to the comparable 1996 period was due primarily to significantly improved results of operations. Working capital amounted to $158.1 million at June 30, 1997, compared to $132.1 million at December 31, 1996. The increase in working capital results primarily from increases in cash, inventory and accounts receivable partially offset by an increase in accounts payable and other current liabilities. The Company's working capital ratio was 5.9 to 1 at June 30, 1997.

     During the first six months of 1997, the Company's cash flow requirements for capital expenditures were funded by cash provided from operating activities. In the first six months of 1996, the Company's cash flow requirements for capital expenditures and working capital needs were funded through borrowings under the existing credit facilities, and proceeds from the Common Stock Offering referred to below.

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

     On July 3, 1997, the Company acquired 90% of the common stock of Galt Alloys, Inc., a manufacturer of ferrotitanium and a producer and worldwide distributor of specialty alloys to ferrous and nonferrous customers. In connection with this transaction, Galt is undertaking a major expansion program estimated to cost approximately $20 million, designed to enable Galt to better serve the titanium industry and its customers. The expansion will include a new scrap preparation facility, and plasma consolidation furnace, and a plasma hearth furnace. RMI's investment in Galt amounts to an initial cash investment of $3 million and an agreement to invest an additional $17 million over the period required to complete the expansion referred to above which is expected to be approximately 18-24 months.

     In connection with the Common Stock offering referred to above, the Company entered into a credit agreement, dated April 15, 1996 (the "Credit Facility"), to replace the Company's prior credit facilities. The Credit Facility has a term of three years and permits borrowings, on a revolving basis, of up to the lesser of $50 million or a borrowing base equal to the sum of 85% of qualified accounts receivable and 50% of qualified inventory. At June 30, 1997 no amounts were outstanding under the facility. The Company had sufficient accounts receivable and inventory at June 30, 1997, to borrow the entire $50 million.

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

     Prior to June 30, 1997, borrowings under the Credit Facility were secured by the Company's accounts receivable, inventory, other personal property and cash and cash equivalents. Beginning July 1, 1997, borrowings will be unsecured. At June 30, 1997, the Company had no amounts outstanding under the bank credit facility. Other long-term debt of $0.6 million consisted of industrial revenue bonds.

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

     When preparing future periods' interim and annual financial statements, the Company will periodically evaluate its strategic and business plans, in light of evolving business conditions, and the valuation allowance will be adjusted for future income expectations resulting from that process, to the extent different from those inherent in the current valuation allowance. In making an assessment of realizability at June 30, 1997, the Company considered a number of factors including the improved profitability in 1997 as a result of increased sales, product pricing and gross margins, when compared to expectations inherent in the December 31, 1996 valuation allowance. Accordingly, the valuation allowance was adjusted for the difference between such revised future income expectations and those inherent in the valuation allowance at December 31, 1996.

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

     If the Company's principal markets continue to exhibit improvement, additional tax benefits may be reported in future periods, as the valuation allowance is further reduced. Alternatively, to the extent that the Company's future profit expectations remain static or are diminished, tax provisions which more closely approximate the federal statutory tax rate, may be charged against pretax income. In either event, such valuation allowance-related tax provisions or benefits should not necessarily be viewed as recurring. Further, subject to the effects, if any, of the limitation described above, the amount of current taxes that the Company expects to pay for the foreseeable future is minimal, consisting primarily of alternative minimum tax. The Company's approximately $95 million net operating loss carryforward tax attributes are viewed by management as a significant competitive advantage to the extent that profits can be sheltered effectively from tax and re-employed in the growth of the business.

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

     At June 30, 1997, the amount accrued for future environment-related costs was $2.4 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.9 million to $6.5 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects. In 1992, the EPA filed a complaint and proposed a $1.4 million civil penalty for alleged failure to comply with RCRA. In May 1997, the Company finalized a settlement of this matter with the EPA which provides for the payment of a $0.1 million civil penalty and a commitment to perform certain other work.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures the first six months of 1997 and 1996 amounted to $1.8 and $1.3 million, respectively. The Company has budgeted capital spending of approximately $11.5 million in 1997, exclusive of the Galt expansion referred to above. In connection with the Galt expansion, the Company estimates approximately $6.0 million in capital expenditures will be made in the second half of 1997. RMI anticipates that capital spending can be funded using cash provided from internally generated sources.

NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 for its consolidated financial statements beginning with the year ending December 31, 1997. Upon adoption, the standard also requires the restatement of all prior period earnings per share information presented.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Company is required to adopt the provisions of SFAS No. 130 beginning with its consolidated financial statements for the three months ending March 31, 1998. SFAS No. 131 requires certain disclosures about segment information in interim and annual financial statements and related information about products and services, geographic areas and major customers. The Company must adopt the provisions of SFAS No. 131 for its consolidated financial statements for the year ending December 31, 1998.

     The adoptions of SFAS No. 128, SFAS No. 130 and SFAS No. 131 are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

YEAR 2000 COMPLIANCE

     The Company has and will continue to make certain investments in its application software to ensure the Company is year 2000 compliant. While it is not possible, at present, to accurately estimate the total cost of this effort, the Company does not anticipate it will have a material impact on the long-term results of operations, liquidity or consolidated financial position of the Company.

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

  (a) At a Board of Directors meeting held on June 9, 1997, a share purchase rights plan providing for rights to be issued to all common stockholders of record on June 19, 1997. Rights generally will become exercisable at a discounted price if a person or group acquires 20% or more (or 30% for USX Corporation) of the outstanding shares of RMI Titanium Company common stock. The Rights Agreement (including a Certificate of Adoption of Amendment to Amended Articles of Incorporation as Exhibit A thereto, a Form of Right Certificate as Exhibit B thereto and a Summary of Rights to Purchase Preferred Stock as Exhibit C thereto) is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 1997. The form of an explanatory letter to shareholders dated June 19, 1997 is incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 10, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

      2.0 Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 No. 33-30667 Amendment No. 1.

      3.1 Articles of Incorporation of the Company, as amended June 9, 1997, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 1997.

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

      4.1 Rights Agreement (including a Certificate of Adoption of Amendment to Amended Articles of Incorporation as Exhibit A thereto, a Form of Right Certificate as Exhibit B thereto and a Summary of Rights to Purchase Preferred Stock as Exhibit C thereto), incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 1997.

      27 Financial Data Schedule

  (b) Reports on Form 8-K.

      June 10, 1997 filed under Item 5, the adoption of share purchase rights plan.

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

                                                   RMI TITANIUM COMPANY
                                          --------------------------------------
                                                       (Registrant)

Date: August 14, 1997
                                          By:       /s/ T. G. RUPERT
                                            ------------------------------------
                                                        T. G. Rupert
                                             Executive Vice President & Chief
                                                    Financial Officer