Form 10-Q
period 1997-09-30
RMI TITANIUM CO
filed 1997-11-14
CIK 854663

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ------------------


Commission file number 1-10319

                              RMI TITANIUM COMPANY
             (Exact name of registrant as specified in its charter)

                 OHIO                                 31-0875005
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

                               Yes  X      No __

     At November 1, 1997, 20,434,946 shares of common stock of the registrant were outstanding.

================================================================================

                              RMI TITANIUM COMPANY

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                                         PAGE
                                                                                         ----
PART I--FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
     Introduction to Consolidated Financial Statements................................     2
     Consolidated Statement of Income.................................................     3
     Consolidated Balance Sheet.......................................................     4
     Consolidated Statement of Cash Flows.............................................     5
     Consolidated Statement of Shareholders' Equity...................................     6
     Selected Notes to Consolidated Financial Statements..............................     7
Item 2. Management's Discussion and Analysis of Results of Operations and Financial
        Condition.....................................................................    10
PART II--OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K..............................................    21
Signatures............................................................................    22

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

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                  QUARTER ENDED              NINE MONTHS ENDED
                                                  SEPTEMBER 30                 SEPTEMBER 30
                                              ---------------------       -----------------------
                                               1997          1996           1997           1996
                                              -------       -------       --------       --------
Sales....................................     $86,438       $64,479       $235,180       $177,386
Operating costs:
Cost of sales............................      66,624        52,854        182,869        146,134
Selling, general and administrative
  expenses...............................       3,718         2,575          9,249          7,294
Research, technical and product
  development expenses...................         883           390          2,285          1,456
                                              -------       -------       --------       --------
     Total operating costs...............      71,225        55,819        194,403        154,884
Operating income.........................      15,213         8,660         40,777         22,502
Other income-net.........................         275           184            701            244
Interest expense.........................         (74)         (142)          (133)        (1,978)
                                              -------       -------       --------       --------
Income before income taxes...............      15,414         8,702         41,345         20,768
Provision (credit) for income taxes
  (Note 3)...............................      (7,128)       (2,136)        (4,205)          (607)
                                              -------       -------       --------       --------
Net income...............................     $22,542       $10,838       $ 45,550       $ 21,375
                                              =======       =======       ========       ========
Net income per common share..............     $  1.10       $  0.54       $   2.23       $   1.19
                                              =======       =======       ========       ========
       Weighted average shares
          outstanding....................  20,472,439    20,133,416     20,387,072     17,930,408
                                           ==========    ==========     ==========     ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                     (UNAUDITED)
                                                                     SEPTEMBER 30      DECEMBER 31
                                                                         1997              1996
                                                                     ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents.......................................     $ 19,644          $  5,944
  Receivables--less allowance for doubtful accounts of
  $1,158 and $979.................................................       70,928            57,702
  Inventories.....................................................      107,384            92,616
  Deferred tax asset..............................................        8,554             2,733
  Other current assets............................................        6,439             4,205
                                                                     ------------      ------------
     Total current assets.........................................      212,949           163,200
  Property, plant and equipment, net of accumulated
     depreciation.................................................       40,840            37,855
  Noncurrent deferred tax asset...................................        2,851             4,467
  Other noncurrent assets.........................................       10,362            10,358
                                                                     ------------      ------------
     Total assets.................................................     $267,002          $215,880
                                                                     ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...............................     $    120          $    120
  Accounts payable................................................       18,617            15,288
  Accrued wages and other employee costs..........................        7,846             6,299
  Other accrued liabilities.......................................       11,297             9,357
                                                                     ------------      ------------
     Total current liabilities....................................       37,880            31,064
Long-term debt....................................................        1,249             3,600
Accrued postretirement benefit cost...............................       19,442            19,442
Noncurrent pension liabilities....................................        1,028             1,028
Other noncurrent liabilities......................................        2,010             2,010
                                                                     ------------      ------------
     Total liabilities............................................       61,609            57,144
                                                                     ------------      ------------
Contingencies (Note 4)
Shareholders' equity:
  Preferred Stock, no par value; 5,000,000 shares authorized; no
     shares outstanding...........................................           --                --
  Common Stock, $0.01 par value, 30,000,000 shares authorized;
     21,005,907 and 20,858,748 shares issued......................          209               208
  Additional paid-in capital......................................      236,830           234,958
  Accumulated deficit.............................................      (26,217)          (71,767)
  Deferred compensation...........................................       (1,176)             (557)
  Excess minimum pension liability................................       (1,028)           (1,028)
  Treasury Common Stock at cost 573,961 and 568,198 shares........       (3,225)           (3,078)
                                                                     ------------      ------------
Total shareholders' equity........................................      205,393           158,736
                                                                     ------------      ------------
     Total liabilities and shareholders' equity...................     $267,002          $215,880
                                                                     ==========        ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
CASH PROVIDED FROM (USED IN) OPERATIONS:
Net income............................................................   $ 45,550     $ 21,375
Adjustment for items not affecting funds from operations:
  Depreciation........................................................      3,791        3,711
  Deferred taxes......................................................     (4,205)        (607)
  Other-net...........................................................        393          516
                                                                         --------     --------
                                                                           45,529       24,995
                                                                         --------     --------
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables...........................................................    (10,433)     (14,278)
Inventories...........................................................    (12,538)     (20,584)
Accounts payable......................................................        639       (2,767)
Other current liabilities.............................................      3,046       (1,963)
Noncurrent pension liabilities........................................         --      (16,100)
Other assets..........................................................     (2,509)      (1,074)
                                                                         --------     --------
                                                                          (21,795)     (47,306)
                                                                         --------     --------
     Cash from (used in) operating activities.........................     23,734      (22,311)
                                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Galt Alloys, Inc. net of cash acquired................     (2,605)          --
  Capital expenditures................................................     (4,444)      (2,392)
                                                                         --------     --------
     Cash used in investing activities................................     (7,049)      (2,392)
                                                                         --------     --------
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Common Stock..........................      1,041       82,307
  Borrowings under credit agreements..................................         --        5,900
  Debt repayments.....................................................     (3,879)     (63,290)
  Treasury Common Stock purchased.....................................       (147)          --
                                                                         --------     --------
  Cash (used in) from financing activities............................     (2,985)      24,917
                                                                         --------     --------
INCREASE IN CASH AND CASH EQUIVALENTS.................................     13,700          214
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................   $  5,944     $    509
                                                                         --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................   $ 19,644     $    723
                                                                         ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for
     Interest (net of amounts capitalized)............................   $     65     $  2,466
     Income taxes.....................................................   $    879     $    211
  Noncash financing activities
     Issuance of restricted stock.....................................   $    832     $    682

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                                                    EXCESS
                                                                                                                   MINIMUM
                                                                             ADDT'L.     RETAINED     TREASURY     PENSION
                                      SHARES       COMMON      DEFERRED      PAID-IN     EARNINGS      COMMON     LIABILITY
                                    OUTSTANDING    STOCK     COMPENSATION    CAPITAL     (DEFICIT)     STOCK      ADJUSTMENT
                                    -----------    ------    ------------    --------    ---------    --------    ----------
Balance at December 31, 1995.....   15,339,893      $159       $     --      $151,715    $(103,526)   $(3,078)     $ (8,381)
Shares issued for Directors'
  Compensation...................        2,585        --             --            56           --         --            --
Shares issued for Restricted
  Stock Award Plans..............       51,000        --           (682)          682           --         --            --
Compensation expense
  recognized.....................           --        --            125            --           --         --            --
Shares issued as a result of
  Common Stock Offering
  (Note 4).......................    4,600,000        46             --        80,347           --         --            --
Shares issued from exercise of
  employee stock options.........      297,072         3             --         2,158           --         --            --
Net income.......................           --        --             --            --       31,759         --            --
Excess minimum pension
  liability......................           --        --             --            --           --         --         7,353
                                    -----------    ------    ------------    --------    ---------    --------    ----------
Balance at December 31, 1996.....   20,290,550      $208       $   (557)     $234,958    $ (71,767)   $(3,078)     $ (1,028)
Shares issued for Restricted
  Stock Award Plans..............       32,550        --           (832)          832           --         --            --
Compensation expense
  recognized.....................           --        --            213            --           --         --            --
Shares issued from exercise of
  employee stock options.........      114,609         1             --         1,040           --         --            --
Treasury Common Stock purchased
  at cost........................       (5,763)       --             --            --           --       (147)           --
Net income.......................           --        --             --            --       45,550         --            --
                                    -----------    ------    ------------    --------    ---------    --------    ----------
Balance at September 30, 1997....   20,431,946      $209       $ (1,176)     $236,830    $ (26,217)   $(3,225)     $ (1,028)
                                    ==========     =======   ============    ========    =========    =======     =========

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

NOTE 3--INCOME TAXES

     In the three and nine month periods ended September 30, 1997 the Company recorded an income tax benefit of $7.1 million and $4.2 million, respectively. These amounts are comprised of an income tax provision against pretax income for the nine-month period of $4.5 million and the three-month period of $1.6 million and an income tax benefit of $8.7 million for both periods, resulting from an adjustment to the deferred tax asset valuation allowance due to changes in the Company's expectations about the ultimate realization of its deferred tax assets in years after 1997. Both the three months and nine months ended September 30, 1996 include a $2.6 million tax benefit. Excluding the $8.7 million valuation allowance adjustment, the effective tax rate for the three months and the nine months ended September 30, 1997 was approximately 10.1 percent and 10.8 percent, respectively. The difference between the statutory federal tax rate of 35 percent and the effective tax rate is principally due to adjustments to the deferred tax asset valuation allowance which existed at December 31, 1996 as it related to expected 1997 results. The Company currently expects improved profitability in 1997 compared to the expectations inherent in the December 31, 1996 deferred tax asset. The amount of current taxes expected to be paid in 1997 will consist primarily of alternative minimum taxes.

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

NOTE 4--CONTINGENCIES

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

     At September 30, 1997, the amount accrued for future environmentalrelated costs was $2.6 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.9 million to $6.5 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

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

NOTE 5--INVENTORIES:

                                                             (DOLLARS IN THOUSANDS)
                                                      SEPTEMBER 30,
                                                           1997
                                                       (UNAUDITED)       DECEMBER 31, 1996
                                                      --------------     -----------------
    Raw material and supplies......................      $ 51,745            $  33,126
    Work-in-process and finished goods.............        84,475               88,326
    Adjustments to LIFO values.....................       (28,836)             (28,836)
                                                         --------             --------
                                                         $107,384            $  92,616
                                                         ========             ========

     Inventories are valued at cost as determined by the last-in, first-out
(LIFO) method which, in the aggregate, is lower than market. Inventory costs generally include materials, labor costs and manufacturing overhead (including depreciation).

     Included in work-in-process are costs relating to certain long-term contracts. Such costs, net of amounts recognized to date, were $3.0 million at September 30, 1997 and $0.8 million at December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forwardlooking statements include, without limitation, statements regarding the future availability and prices of raw materials, the competitiveness of the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, the Company's order backlog and the conversion of that backlog into revenue and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as having been described in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES

     Net sales amounted to $86.4 million for the three months ended September 30, 1997, compared to net sales of $64.5 million in the corresponding 1996 period, an increase of $21.9 million or 34%. This sales increase is due primarily to increased average selling prices for titanium mill products, and a shift in product mix to more value added products such as sheet and plate and away from commodity type products such as billet and bloom used in the golf club markets. Shipments of titanium mill products in the third quarter of 1997 amounted to 4.7 million pounds compared to 4.6 million pounds in the third quarter of 1996. Average selling prices on mill products in the third quarter of 1997 increased by approximately 19% to $14.59 per pound from $12.26 per pound in the third quarter of 1996. Pricing on incoming orders for titanium mill products continues to show improvement.

GROSS PROFIT

     Gross profit amounted to $19.8 million, or 22.9% of sales for the quarter ended September 30, 1997 compared to a gross profit of $11.6 million or 18.0% of sales for the comparable 1996 period. This improvement results primarily from increased profit margins on titanium mill products resulting from a more favorable product mix and higher average selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $3.7 million for the quarter ended September 30, 1997 compared to $2.6 million for the same quarter in 1996. Research, technical and product development expenses amounted to $0.9 million in the third quarter of 1997 compared to $0.4 million in the third quarter of 1996. The increase in selling, general and administrative expenses is due primarily to increased levels of business activity and the inclusion of Galt Alloys, Inc. Selling, general and administrative expenses together with research, technical and product development expenses amounted to approximately 5.3% of sales in the third quarter of 1997 compared to 4.6% of sales in the comparable 1996 period.

OPERATING INCOME

     Operating income for the three months ended September 30, 1997 amounted to $15.2 million, or 17.6% of sales compared to $8.7 million or 13.4% of sales in the same period of 1996. This improvement results primarily from significant increases in profit margins on mill products.

INTEREST EXPENSE

     Because of decreased average borrowing levels, interest expense decreased to $0.07 million in the third quarter of 1997 from $0.1 million in the third quarter of 1996. For further information on borrowings see "Liquidity and Capital Resources."

INCOME TAXES

     In the third quarter of 1997, the Company recorded an income tax benefit of $7.1 million compared to a benefit of $2.1 million in the third quarter of 1996. Included in the three months ended September 30, 1997 is an $8.7 million benefit resulting from an adjustment in the deferred tax valuation allowance due to changes in the Company's expectations about the ultimate realization of its deferred tax assets in years after 1997. The three months ended September 30, 1996 includes a similar benefit of $2.6 million. Exclusive of these adjustments, the effective federal tax rate for the third quarter of 1997 and 1996 was approximately 10.1% and 10.8%, respectively. The difference between the statutory tax rate of 35% and the effective tax rate for the third quarter of 1997 and 1996 is principally due to an adjustment of approximately $3.8 million and $1.5 million, respectively, to the deferred tax asset valuation allowance. The Company currently expects improved profitability in 1997 as a result of increased sales, product pricing and gross margins, when compared to the expectation inherent in the December 31, 1996 valuation allowance. Accordingly, the valuation allowance was adjusted for the difference between such revised future income expectations and those inherent in the valuation allowance at December 31, 1996. The amount of current taxes expected to be paid in 1997 will approximate $1.0 million. For further information on income taxes, see "Income Tax Considerations" and "SFAS No. 109 Effects" below.

OTHER INCOME

     Other income for the third quarter of 1997 amounted to $0.3 million compared to $0.2 million in the same quarter of 1996.

NET INCOME

     Net income for the quarter ended September 30, 1997 amounted to $22.5 million or 26% of sales compared to $10.8 million, or 16.8% of sales in the comparable 1996 period.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES

     Net sales for the nine months ended September 30, 1997 increased to $235.2 from $177.4 million in the first nine months of 1996, an increase of $57.8 million, or 32.5%. This increase results primarily from higher average selling prices for titanium mill products, increased mill product shipments and an improved product mix. Mill products shipments for the first nine months of 1997 amounted to 14.2 million pounds compared to 13.4 million pounds in the comparable period of 1996. Average realized transaction prices increased to $14.12 per pound in the first nine months of 1997 compared to $11.71 per pound in 1996. Both demand and pricing for titanium mill products remain strong.

GROSS PROFIT

     Gross profit for the nine months ended September 30, 1997 amounted to $52.3 million, or 22.2% of sales compared to $31.3 million, or 17.6% of sales in the first nine months of 1996. This increase results primarily from increased selling prices for titanium mill products and increased volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $9.2 million for the first nine months of 1997 compared to $7.3 million for the comparable period in 1996. The increase in selling, general and administrative expenses results primarily from increased levels of business activity as well as the inclusion of Galt Alloys, Inc. Research, technical and product development expenses amounted to $2.3 million, and $1.5 million in the nine month periods ended September 30, 1997 and 1996, respectively. Selling, general and administrative expenses together with research, technical and product development expenses for the first nine months of 1997 and 1996 amounted to 4.9% of sales, respectively.

OPERATING INCOME

     Operating income for the nine months ended September 30, 1997 amounted to $40.8 million, or 17.3% of sales compared to $22.5 million, or 12.7% of sales in the same period of 1996. This improvement results primarily from increases in average realized transaction prices and mill product shipments, as well as an improvement in product mix.

INTEREST EXPENSE

     Interest expense for the first nine months of 1997 amounted to $0.01 million compared to $2.0 million in the same period of 1996. This improvement results primarily from reduced levels of indebtedness. See "Liquidity and Capital Resources" below.

INCOME TAXES

     In the first nine months of 1997, the Company recorded an income tax benefit of $4.2 million. This amount is comprised of an income tax provision against pretax income for the nine-month period of $4.5 million and an income tax benefit of $8.7 million resulting from an adjustment to the deferred tax asset valuation allowance due to changes in the Company's expectations about the ultimate realization of its deferred tax assets in years after 1997. The $0.6 million tax benefit recorded in the first nine months of 1996 is comprised of a provision against pretax income of $2.0 million and a benefit of $2.6 million resulting from an adjustment to the deferred tax asset account. Excluding the $8.7 and $2.6 million valuation allowance adjustments referred to above, the effective tax rate for the nine months ended September 30, 1997 was approximately 10.8% compared to 9.6% for the nine months ended September 30, 1996. The difference between the statutory federal tax rate of 35 percent and the effective tax rate is principally due to adjustments to the deferred tax asset valuation allowance which existed at December 31, 1996 and 1995, respectively. The Company currently expects improved profitability in 1997 compared to the expectations inherent in the December 31, 1996 deferred tax asset. The effect of this adjustment reduced the year-to-date 1996 tax provision by approximately $5.3 million.

OTHER INCOME

     Other income in the first nine months of 1997 amounted to $0.7 million compared to $0.2 million in the same period of 1996. This increase results primarily from interest income on short-term money market investments.

NET INCOME

     Net income for the nine months ended September 30, 1997 amounted to $45.6 million, or 19.4% of sales compared to $21.4 million, or 12.0% of sales in the first nine months of 1996. Both the 1997 and 1996 periods were favorably impacted by the income tax benefits referred to above.

OUTLOOK

     On November 11, 1997, one of the Company's competitors announced that it has signed an agreement to become the principal titanium supplier to Boeing Commercial Airplane Group. The intent, as reported, is to give Boeing and its supply community access to titanium mill products at lower prices and shorter lead times in return for minimum order quantities and long-term pricing.

     RMI has historically been a major supplier of aerospace quality titanium to the Boeing supply community and 1998 orders have already been booked. Boeing Commercial Aircraft Group is not itself a major direct purchaser of titanium, acquiring most of its needs through semi-finished or finished parts and components supplied by a large and diverse group of fabricators and service centers. RMI had, and continues to have, discussions with Boeing regarding a potential long-term contract covering the products currently supplied by RMI. The level of RMI's participation with the Boeing supply community beyond 1998 will depend on a number of factors including the outcome of current discussions and Boeing's future requirements. While there can be no guarantees as to the level or duration of its participation, RMI believes that it will continue to be a significant, albeit reduced, supplier to the Boeing supply community in the future. In addition to Boeing, RMI is a leading supplier of aerospace quality titanium to most major domestic and international aerospace manufacturers. Assuming a continuing robust aerospace market and expected growth in nonaerospace applications for titanium, RMI believes, but cannot guarantee, that it will be able to replace the expected but as yet undetermined reduction in Boeing supply community business.

     RMI continues to devote significant resources to develop new markets and applications for titanium, particularly those in the oil and gas and geothermal energy production industries. The Company has supplied titanium seamless pipe, drilling riser systems and stress joints to a number of projects in these industries. The efforts of the Company's new market development group has generated in excess of $40 million in income over the past four years. 1997 is expected to be the best year to date for these efforts. Proving the benefits of systems made of titanium is an extensive and time-consuming process due the critical nature of their use in oil and gas projects. However, RMI believes that the potential is significant. The continued success of these efforts is dependent on a number of factors including the Company's ability to demonstrate the advantages of titanium, acceptance of the Company's products by target industries and the level of oil and gas exploration and production activities.

     RMI continues to work closely with several oil companies and engineering concerns, both domestic and international, to develop other titanium projects or applications in the oil and gas and geothermal energy production industries. RMI has entered into several cooperative ventures to encourage and develop titanium products for use in the oil and gas industry. RMI and one of its alliance partners, Stolt Comex Seaway, has initiated a joint industry project ("JIP") to provide definitive data on the design, engineering, manufacture and installation of titanium riser systems for offshore floating production platforms. This JIP will provide the participants with a road map for the use of metallic riser systems utilizing titanium. Due to their interest in these systems a number of major oil companies are participating in and providing funding for this JIP. Another of the Company's alliance partners, Energy Ventures, Inc., is working with RMI on the development of titanium drill pipe for use in horizontal and extended reach drilling applications.

     RMI's new market efforts are also focusing on the emerging market for lightweight titanium armor. With reduced force levels worldwide, it has become increasingly important for the military to improve the transportability of its' equipment. The use of titanium armor in place of steel is one way to significantly reduce weight while maintaining good ballistic properties. RMI is already supplying armor plate, under a long-term contract, for retrofit of armor components on the Army's M1/A1 Abrams tank. RMI believes that applications such as this will increase in the future and could represent a significant growth opportunity for titanium. Realization of this opportunity will depend on a number of factors including the affordability of titanium for these applications and future military spending budgets.

     The Company's total order backlog as of September 30, 1997 was approximately $349 million, compared to $328 million at December 31, 1996, an increase of approximately 6%.

     Beginning in the second half of 1995 and continuing through 1996 and the first three quarters of 1997, the Company has experienced a significant increase in the volume of incoming orders at increased prices. The Company estimates that as of September 30, 1997, orders for substantially all of its anticipated 1997 shipments have been booked or shipped at average prices significantly higher than its 1996 average realized mill product selling price of $11.88 per pound. The Company's average realized mill product selling price increased to $14.12 per pound in the first nine months of 1997 compared to $11.71 per pound in the first nine months of 1996. The Company is currently booking orders for titanium mill products for delivery in 1998 and first half of 1999. Virtually all of the Company's 1998 anticipated mill product shipments has already been booked, and is included in the backlog. The increase in demand has been driven primarily by the recovery in the commercial aerospace market.

     Because of competitive factors in the titanium industry and the cyclical nature of the aerospace industry, including the matters referred to above, there can be no assurances that prices and demand will remain at current levels or improve.

     The increase in demand for titanium products has put upward pressure on prices for certain raw materials used by the Company. Prices for the Company's 1997 titanium sponge requirements have been set under long-term supply contracts and short-term arrangements. Prices for titanium sponge in 1997 have increased slightly over 1996 levels. The Company is currently finalizing its 1998 arrangements, and no increase in average price is anticipated. Due to increased demand, prices for titanium scrap, which accounts for approximately 40% of the Company's raw material requirements, remain somewhat elevated. Increased scrap generation by fabricators could increase supplies and thereby put downward pressure on future scrap prices; however, there is no certainty that supplies will increase or not be offset by other factors. Prices of certain alloying agents have also increased as a result of increased demand. The Company, and others, have announced increased prices and surcharges to recover these increased costs.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $23.7 million in the first nine months of 1997 compared to $22.3 million used in operations during the first nine months of 1996. The improvement in net cash flows from operating activities in the first nine months of 1997, compared to the amount consumed in the comparable 1996 period is due primarily to significantly improved results of operations partially offset by increases in working capital. 1996 cash flows were adversely impacted by significant increases in inventories, accounts receivable, and the payment of $16.1 million of long term pension liabilities. Working capital amounted to $175.1 million at September 30, 1997, compared to $132.1 million at December 31, 1996. The increase in working capital results primarily from increases in cash, inventory and accounts receivable partially offset by an increase in accounts payable and other current liabilities. The Company's working capital ratio was 5.6 to 1 at September 30, 1997.

     During the first nine months of 1997, the Company's cash flow requirements for capital expenditures were funded by cash provided from operating activities. In the first six months of 1996, the Company's cash flow requirements for capital expenditures and working capital needs were funded through borrowings under the existing credit facilities, and proceeds from the Common Stock Offering referred to below.

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

     On July 3, 1997, the Company acquired 90% of the common stock of Galt Alloys, Inc., a manufacturer of ferrotitanium and a producer and worldwide distributor of specialty alloys to ferrous and nonferrous customers. In connection with this transaction, Galt is undertaking a major expansion program estimated to cost approximately $20 million, designed to enable Galt to better serve the titanium industry and its customers. The expansion will include a new scrap preparation facility, and plasma consolidation furnace, and a plasma hearth furnace. RMI's investment in Galt amounts to an initial cash investment of $3 million and an agreement to invest an additional $17 million over the period required to complete the expansion referred to above which is expected to be approximately 18-24 months. Additionally, to meet increased demand for its products, in October 1997 Galt undertook an expansion of its ferro alloy operations. Cost of the expansion is estimated to be approximately $1.5 million which is expected to be funded from operating cash flow.

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

     When preparing future periods' interim and annual financial statements, the Company will periodically evaluate its strategic and business plans, in light of evolving business conditions, and the valuation allowance will be adjusted for future income expectations resulting from that process, to the extent different from those inherent in the current valuation allowance. In making an assessment of realizability at September 30, 1997, the Company considered a number of factors including the improved profitability in 1997 as a result of increased sales, product pricing and gross margins, when compared to expectations inherent in the December 31, 1996 valuation allowance. Accordingly, the valuation allowance was adjusted for the difference between such revised future income expectations and those inherent in the valuation allowance at December 31, 1996. Additionally, the valuation allowance was adjusted by $8.7 million at September 30, 1997 because of improving expectations regarding income in years after 1997 which were not inherent in the valuation allowance at December 31, 1996. The effect of these adjustments resulted in a tax benefit of $4.2 million for the nine months ended September 30, 1997.

     The application of SFAS No. 109 valuation allowance determination process could result in recognition of income tax provisions or benefits in a single interim or annual period due to changes in income expectations over a horizon that may span several years. Such tax provision or benefit effect could be material in the context of the specific interim or annual reporting period in which changes in judgement about more extended future periods are reported. This effect is a consequence of the application of the SFAS No. 109 valuation allowance determination process, which is a balance sheet oriented model and which does not have periodic matching of pretax income or loss and the related tax effects as an objective.

     The Section 382 limitation described above could, if applicable, adversely impact the income tax provision or benefit in a particular year as a result of the application of the SFAS No. 109 valuation allowance determination process; however, it is not expected to have an adverse impact over time.

     If the Company's principal markets continue at their improved levels, additional tax benefits may be reported in future periods, as the valuation allowance is further reduced. Alternatively, to the extent that the Company's future profit expectations remain static or are diminished, tax provisions which more closely approximate the federal statutory tax rate, may be charged against pretax income. The Company's effective income tax rate will likely increase in 1998 from expected 1997 levels of approximately 10% as available net operating loss carryforwards are adjusted. It is not possible to accurately predict the 1998 tax rate because of uncertainty surrounding remaining net operating loss utilization and future levels of profitability. However, as an example, if 1997 profit levels are repeated in 1998, the effective tax rate would be approximately 20-25%.

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

     At September 30, 1997, the amount accrued for future environmentrelated costs was $2.6 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.9 million to $6.5 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has received contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures the first nine months of 1997 and 1996 amounted to $4.4 and $2.4 million, respectively. The Company has budgeted capital spending of approximately $16.0 million in 1997. A similar amount is expected in 1998. RMI anticipates that current capital spending plans can be funded using cash provided from internally generated sources supplemented, if required, with borrowings under the existing credit facility.

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

     The results of adopting SFAS No. 128 are not expected to be significant.

YEAR 2000 COMPLIANCE

     The Company has and will continue to make certain investments in its application software to ensure the Company is Year 2000 compliant. In addition, the Company is monitoring the compliance efforts of entities with which it interacts. While it is not possible, at present, to accurately estimate the incremental cost of this effort, the Company does not anticipate it will have a material impact on the long-term results of operations, liquidity or consolidated financial position of the Company. The discussion of the Company's efforts and management's expectations relating to the effect of Year 2000 compliance on operating results are forward-looking statements. Actual results could be materially different because RMI's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review. In addition, RMI has limited or no control over the actions of proprietary software vendors and other entities with which it interacts. Therefore, Year 2000 compliance problems experienced by these entities could adversely affect the results of the Company.

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

  (b) None.

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

Date: November 14, 1997
                                          By:       /s/ T. G. RUPERT

                                            ------------------------------------
                                                        T. G. Rupert
                                             Executive Vice President & Chief
                                                    Financial Officer