Form 10-K405
period 1997-12-31
RMI TITANIUM CO
filed 1998-03-26
CIK 854663

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
(MARK ONE)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 [fee required] for the fiscal year ended December 31, 1997 or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 [no fee required] for the transition period
      from        to
          --------  -------

                         COMMISSION FILE NUMBER 1-10319

                              RMI TITANIUM COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      OHIO                                        31-0875005
            (State of Incorporation)                 (I.R.S. Employer Identification No.)

        1000 WARREN AVENUE, NILES, OHIO                             44446
    (Address of principal executive offices)                      (Zip code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 330-544-7700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                 -----------------------------------------
    Common Stock, Par Value $0.01 Per Share               New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                               ------  ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ------

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 1998: $302,025,759. The amount shown is based on the closing price of the registrant's common stock on the New York Stock Exchange on that date. Shares of common stock known by the registrant to be beneficially owned by officers or directors of the registrant or persons who have filed a report on Schedule 13D or 13G are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

     Number of shares of common stock outstanding at March 2, 1998: 20,490,077.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Selected Portions of the 1998 Proxy Statement--Part III of this Report.

================================================================================

                              RMI TITANIUM COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

     As used in this report, the terms "RMI", "Company", and "Registrant" mean RMI Titanium Company, its predecessors and consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.

                            ------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........   11

                               PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   12
Item 6.   Selected Financial Data.....................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 8.   Financial Statements and Supplementary Data.................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   39

                               PART III

Item 10.  Directors and Executive Officers of the Registrant..........   39
Item 11.  Executive Compensation......................................   39
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   39
Item 13.  Certain Relationships and Related Transactions..............   39

                               PART IV
Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.........................................   39
Signatures............................................................   40
Index to Exhibits.....................................................   41

                                     PART I
ITEM 1. BUSINESS

THE COMPANY

     RMI is a leading U.S. producer of titanium mill and fabricated titanium products for the global market. The Company's mill products are processed by RMI's customers to provide products for use in the aerospace industry, industrial markets, and consumer goods. The Company's fabricated products are used primarily in the aerospace, oil and gas, geothermal energy production and chemical process industries as well as for a number of other industrial applications. The Company also provides fabrication and conversion services for titanium and other specialty metals producers.

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of Common Stock (the "Reorganization"). Quantum sold its shares of Common Stock to the public while USX retained ownership of its shares. At December 31, 1997, USX owned approximately 27% of the outstanding Common Stock.

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

     A majority of the U.S. titanium industry's output is used in aerospace applications such as aircraft bulkheads, wing support and carry-through structures and jet engine components. In recent years, increased quantities of the industry's output have been used in nonaerospace applications, including oil and gas, geothermal energy production, chemical process industries and other industrial applications.

     Aerospace demand originates from two aerospace sectors: commercial and military. Since 1987, commercial aerospace has been the dominant factor in titanium demand. The commercial aerospace sector is expected to continue to dominate the demand for titanium as a result of the expected growth of worldwide airline traffic and the need to repair and replace aging commercial airline fleets. Domestically, Boeing programs consume the majority of titanium used in the commercial aerospace sector.

     Historically, the cyclical nature of the aerospace industry has been the principal cause of fluctuations in performance of companies engaged in the titanium industry. The commercial aerospace sector is currently enjoying a period of increased demand, the strongest and most robust demand period in the history of the industry. Beginning in the second half of 1995 and continuing into 1998, most major domestic and international commercial airlines have been reporting strong operating profits. As profits improved, these carriers began to place orders for new aircraft to replace their older and less efficient aircraft. As a result, aircraft manufacturers began announcing major orders for new aircraft and increases in their backlogs and build rates. Recently, Boeing Company announced record production schedules for certain aircraft. Boeing and others have forecasted that this increase in commercial aerospace activity may continue for several more years or longer. However, RMI can offer no assurances regarding future commercial aerospace activity or demand. As of December 31, 1997, the leading manufacturers of commercial aircraft, Boeing Company (including the former McDonnell Douglas Corporation which was acquired by Boeing in 1997) and Airbus Industrie, reported an aggregate of 2,753 planes under firm order, and deliverable over the next five years. The comparable backlogs as of December 31, 1996 and 1995 were 2,370 planes and 1,869 planes, respectively. Military aerospace demand has remained at a relatively constant level during this same period.

     As a result of the increased aerospace demand, and based on data published by the U.S. Geological Survey, RMI estimates that total mill product shipments from the domestic titanium industry totaled approximately 62 million pounds in 1997, the largest single shipping year in the history of the industry. 1996 shipments were approximately 57 million, and 1995 approximately 43 million pounds. RMI's own shipments have also closely followed this industry trend, with mill product shipments totaling 18.8 million pounds in 1997, 18.5 million pounds in 1996, and 14.4 million pounds in 1995. RMI broadly estimates that domestic industry mill product shipments to the commercial aerospace markets were approximately 36 million pounds in 1997 compared to 27.5 million pounds in 1996 and 20 million pounds in 1995.

     The following table highlights the cyclical nature of the titanium industry by setting forth the total pounds of U.S. mill products shipped during the years 1979 through 1997 and the Company's shipments and average mill product prices during such period.

   Measurement Period            RMI Avg.               RMI             Industry
 (Fiscal Year Covered)            Price              Shipments         Shipments
'79                                 8.1                   13                33
'80                                12.2                   14              39.5
'81                                15.7                   15                35
'82                                16.3                   10                28
'83                                10.5                  8.5              23.5
'84                                10.0                 13.7              31.3
'85                                10.2                 13.7              31.3
'86                                 9.6                   13                29
'87                                 9.3                 13.7              30.3
'88                                10.7                 14.5              34.5
'89                                12.2                   16                38
'90                                13.1                 16.5              34.5
'91                                12.2                 11.5              21.5
'92                                11.3                 11.5              23.5
'93                                10.6                 11.3              24.7
'94                                 9.9                 11.6              23.4
'95                                10.9                 14.4              28.4
'96                                11.88                18.5              38.6
'97                                14.23                18.8              43.3

PRODUCTS AND MARKETS

     Titanium mill products consist of products such as ingot, slab, bloom, billet, bar, plate, sheet, strip and welded tube. Fabricated products include pipe, engineered tubular products, hot-formed and superplastically formed parts for aerospace application, cut shapes and titanium metal powders. Other services include conversion and fabrication services for other titanium and specialty metal producers and project management. In addition, the Company acts as contractor for the U.S. Department of Energy ("DOE") for the remediation and restoration of one of the Company's closed facilities in Ashtabula, Ohio. Galt Alloys, Inc., in which RMI acquired a 90% ownership interest during 1997, is a manufacturer of specialty alloys for the ferrous and nonferrous industries.

     The amount of sales and the Company's consolidated percentage of consolidated sales represented by each class of product during each of the years beginning in 1993 was as follows:

                                                              RMI SALES
                                                        (DOLLARS IN MILLIONS)
                                                        YEAR ENDED DECEMBER 31
                               ------------------------------------------------------------------------
                                   1997           1996           1995           1994           1993
                               ------------   ------------   ------------   ------------   ------------
                                 $       %      $       %      $       %      $       %      $       %
Mill Products................  $233.1    73%  $203.7    81%  $138.1    81%  $103.8    72%  $ 96.5    76%
Fabricated Products and
  Other Services.............    60.6    19     37.2    15     26.9    16     31.1    22     20.5    16
Other (1)....................    24.8     8     10.5     4      6.2     3      8.5     6     10.4     8
                               ------   ---   ------   ---   ------   ---   ------   ---   ------   ---
  Total......................  $318.5   100%  $251.4   100%  $171.2   100%  $143.4   100%  $127.4   100%
                               ======   ===   ======   ===   ======   ===   ======   ===   ======   ===

---------

(1) Includes DOE remediation and restoration contract for each year, and Galt Alloys, Inc. effective July 3, 1997.

  MILL PRODUCTS

     The Company produces a full range of titanium mill products which are used in both the aerospace and nonaerospace markets.

     Aerospace Business. Approximately 83% of the Company's 1997 mill product sales were aerospace related compared with approximately 78% in 1996 and 75% in 1995. The Company's products are certified and approved for use by all major domestic and most international manufacturers of commercial and military aircraft and jet engines. Products such as sheet, plate, strip, bar, billet and ingot, as well as related products such as hot-formed or superplastically formed parts, are utilized in aircraft bulkheads, tail sections, wing support and carry-through structures and various engine components including rotor blades, vanes, discs, rings and engine cases.

     As of December 31, 1997, the leading manufacturers of commercial aircraft, Boeing Company, (including the former McDonnell Douglas Corporation which was acquired by Boeing in 1997), and Airbus Industrie, reported an aggregate of 2,753 planes under firm order and deliverable over the next five years. The commercial aircraft segment of the aerospace industry is currently enjoying perhaps the most robust demand cycle in the history of the industry. In order to meet increasing passenger load demands and the need to replace older and less inefficient aircraft, commercial airlines, both domestic and international, have been placing orders for new and replacement aircraft at near record levels. The comparable backlogs as of December 31, 1996 and 1995 were 2,370 planes, and 1,869 planes, respectively. Included in the backlog for December 31, 1997 are 364 firm orders for the new Boeing 777 wide-body aircraft, which requires more titanium than any other commercial aircraft. Deliveries of commercial aircraft by these manufacturers totaled 557 in 1997, 345 in 1996, and 380 in 1995. Because it typically takes from 12 to 18 months from placement of an order until delivery of a commercial aircraft, realized delivery rates generally lag behind announced backlog estimates. In addition, changing global and industry economic conditions in both the international and domestic commercial airline industries could cause manufacturers to re-evaluate aircraft orders and options, thus affecting realized aircraft delivery rates. On February 2, 1998, RMI signed an agreement with Boeing Commercial Aircraft Group to supply up to 4.5 million pounds of titanium products annually at fixed prices to Boeing and its family of suppliers. The agreement, which begins in 1999, will have an initial term of five years, and may be extended for an additional five years. Boeing will receive firm prices in exchange for RMI receiving a minimum volume of 3.25 million pounds, or approximately 50% of 1997 Boeing related shipments.

     Nonaerospace. Principal nonaerospace mill products include commercially pure (unalloyed) strip, welded tube and plate used for chemical processing and pulp and paper equipment. Bar is sold for the production of medical implants and high-performance automotive engine parts. The Company is also a supplier of commercially pure titanium plate and strip, which offers superior corrosion resistance and ductility for critical forming and metal expansion required in applications such as heat exchangers and anodes for the chlorine industry. Nonaerospace sales accounted for 17% of the Company's mill product sales in 1997, 22% in 1996 and 25% in 1995.

  FABRICATED PRODUCTS AND OTHER SERVICES

     Fabricated products include pipe, engineered tubular products for the oil and gas and geothermal energy production industries, hot-formed and superplastically formed parts and cut shapes for aerospace applications and titanium metal powders. Titanium powders are used for alloy additions, superconductors, grain refinement of other metals and titanium powder metal parts. Other services include conversion and fabrication services for other titanium and specialty metals producers and project management. Revenues from fabricated products and other services accounted for 19% of RMI's sales in 1997, 15% in 1996 and 16% in 1995. Sales to the aerospace market represented 76%, 66% and 51% of such revenues in 1997, 1996 and 1995, respectively, with sales to the nonaerospace market representing the balance.

     The Company has, and continues to devote significant resources in developing new applications and markets for titanium in the oil and gas and geothermal energy production industries. Sales to the oil and gas and geothermal energy production industries were 2% of RMI's sales in 1997, 1% of RMI's sales in 1996 and 3% of RMI's sales in 1995.

     The Company was awarded a contract to supply all of the seamless titanium pipe required for a number of geothermal energy production facilities located in the Imperial Valley of California. Deliveries under the contract are expected to be made through the second quarter of 1998. RMI anticipates receiving additional orders for seamless geothermal pipe.

     During 1995, the Company completed and shipped the world's first high-pressure titanium drilling riser for use in the Conoco Heidrun project, one of the world's largest floating, deep-water oil and gas production platforms. The Company has also received several orders to supply titanium stress joints for use in the Oryx Energy Neptune Production Riser System in the Gulf of Mexico. The success of these applications has prompted other worldwide energy companies to consider a number of engineered all titanium and hybrid titanium/steel systems.

     The Company continues to work closely with several oil companies and engineering concerns to develop other titanium projects or applications in the oil and gas and geothermal energy production industries. RMI has entered into several cooperative ventures to encourage and develop titanium products for use in the oil and gas industry. For example, the Company has entered into an agreement with Stolt Comex Seaway SA ("Stolt Comex"), a Norwegian-based diversified contractor to the offshore oil and gas industry, to combine RMI's and Stolt Comex's expertise to market, engineer, fabricate and install titanium production risers, flow lines and other titanium subsea systems. RMI and Stolt Comex recently initiated a joint industry project ("JIP") to provide definitive data on the design, engineering, manufacture and installation of titanium riser systems for offshore floating production platforms. This JIP will provide the participants with a road map for the use of metallic riser systems utilizing titanium. Due to their interest in these systems a number of major oil companies are participating in and providing funding for this JIP. Another of the Company's alliance partners, Energy Ventures, Inc., is working with RMI on the development of titanium drill pipe for use in horizontal and extended reach drilling applications.

     RMI's new market efforts are also focusing on the emerging market for lightweight titanium armor. With reduced force levels worldwide, it has become increasingly important for the military to improve the transportability of its' equipment. The use of titanium armor in place of steel is one way to significantly reduce weight while maintaining good ballistic properties. RMI is already supplying armor plate, under a long-term contract, for retrofit of armor components on the Army's M1/A1 Abrams tank. This contract represents approximately one-half of the titanium armor plate utilized in the United States. RMI believes that applications such as this will increase in the future and could represent a significant growth opportunity for titanium. Continued realization and growth in this area will depend on a number of factors including the affordability of titanium for these applications and future military spending budgets.

     In the first quarter of 1998, RMI announced an agreement with NKK Titanium U.S.A., a subsidiary of NKK, Japan's second largest steel company, to develop, produce and market titanium mill products from SP 700, NKK's patented alloy, throughout North America, South America, and Europe. The SP 700 alloy has superior forming characteristics compared to currently available titanium alloys. The alloy can be fabricated or formed to near-net shape at low temperatures, reducing the cost of producing the titanium component. This superior formability, combined with excellent strength properties, makes the alloy attractive for applications ranging from golf clubs to critical airframe structures and rotating jet engine fan blades.

  OTHER

     The Company has a long-term agreement with the DOE covering the remediation and restoration of one of the Company's closed facilities in Ashtabula, Ohio, for which the DOE is responsible as a result of work performed there by the Company for the U.S. government. The Company is serving as the prime contractor during the remediation and restoration period. Year-to-year revenues and the time of completion of the project will depend on DOE funding. In 1997, the Company recognized $13.2 million in such revenues compared to $10.5 million in 1996 and $6.2 million in 1995. As the prime contractor, the Company provides management services necessary to complete assessment, clean-up and remediation activities. In October, 1997, RMI announced the formation of a new company for the purpose of offering such remediation and reclamation services to government, industrial, and commercial markets. The new company, Earthline Technologies LLC is a 50/50 joint venture with Geraghty & Miller, Inc. of Denver, Colorado. This new company, which expects to begin operating in July, 1998, will focus on deploying jointly developed and contributed processes and technologies to environmental restoration and waste management markets that offer cost benefit, waste minimization, and accelerated clean-up opportunity compared to traditional methods.

     On July 3, 1997, the Company acquired 90% of the common stock of Galt Alloys, Inc., a manufacturer of ferro titanium and a producer and worldwide distributor of specialty alloys to ferrous and nonferrous customers. In connection with this transaction, Galt is undertaking a major expansion program estimated to cost approximately $20 million, designed to enable Galt to better serve the titanium industry and its customers. The expansion will include a new scrap preparation facility, and plasma consolidation furnace, and a plasma hearth furnace. Additionally, to meet increased demand for its products, in October 1997 Galt undertook an expansion of its ferro alloy operations. Galt's sales were included in RMI's consolidated sales effective with the date of the acquisition.

     Other sales amounted to approximately 8% of net sales in 1997, compared to 4% in 1996 and 3% in 1995.

EXPORTS

     The majority of the Company's exports consist of titanium mill products used in aerospace markets. Other exports include slab, commercially pure strip, plate and welded tubing used in nonaerospace markets. The Company's export sales were 19% of sales in 1997, compared to 17% and 18% of sales in 1996 and 1995, respectively. Such sales were made primarily to the European market, where the Company believes it is a leader in supplying alloy flat-rolled titanium mill products as well as rotating-quality billet. Most of the Company's export sales are made in U.S. dollars, which minimizes exposure to foreign currency fluctuations.

     As a leading supplier of alloy flat-rolled titanium mill products to the European market, the Company has worked through its distributors to secure contracts to furnish mill products to the major European aerospace manufacturers. As a result, the Company has significant export sales to customers in France, the United Kingdom and Germany. In order to enhance its presence in the European market, in 1992 the Company acquired a 40% ownership interest in its French distributor, Reamet, SA. In addition, the Company has expanded its operations in the United Kingdom to include a distribution and service center facility in Birmingham, England. Operations at the facility commenced during the second quarter of 1995, and have exhibited steady growth since that time. In 1996, the Company became a qualified supplier to Rolls Royce Plc and has received orders to supply material from the Birmingham facility for use in fan blades and other critical rotating parts in Rolls Royce's family of jet engines. In January, 1998 RMI, through its French affiliate, Reamet, was chosen by Aerospatiale as the major supplier of the titanium flat rolled products required for its Airbus programs beginning in 1999 and extending through 2001.

BACKLOG

     For a discussion of order backlog, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RAW MATERIALS

     The principal raw materials used in the production of titanium mill products are titanium sponge, a porous metallic material; titanium scrap; and alloying agents. RMI acquires its raw materials from a number of suppliers, both domestic and foreign, under long-term contracts and other negotiated transactions. The Company purchased approximately 20 million pounds of titanium sponge in 1997 and approximately 15 million pounds of titanium sponge in 1996. Based on current levels of customer demand and production schedules, the Company estimates its 1998 sponge purchases will approximate 19-22 million pounds. Requirements for sponge vary based upon product mix and the level of scrap usage.

     Following the closure of its sponge production facilities in 1992, the Company began purchasing its titanium sponge from lower cost outside sources. The Company has entered into two long-term sponge supply arrangements. In addition, the Company supplements its metal requirements with additional sponge and raw material purchases, including titanium scrap, from other U.S. and foreign suppliers.

     One of the sponge contracts, which is with a competing producer of mill products, permits the Company to purchase up to seven million pounds per year at specified prices per pound during 1998, and thereafter through 2003 at the Company's option at either market price (but not below the supplier's cost) or the price in effect under the contract plus adjustments for changes in certain of the supplier's costs, such as labor, electricity and raw materials. The other contract, which is with a Japanese supplier, permits the Company to purchase up to four million pounds of sponge per year through 2005, either at market price or the price in effect under the contract plus changes in certain of the suppliers' costs, such as labor, electricity and raw materials. In addition, this contract permits the Company to purchase up to an additional four million pounds of sponge at negotiated prices. These contracts are subject to renegotiation or termination under certain circumstances. The Company purchases the balance of its sponge requirements pursuant to short-term agreements or at negotiated prices. Prices for the Company's 1998 requirements have already been set under these contracts and other short-term arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In November 1996, the Company was notified that the Department of Commerce had issued a final determination that dumping did not occur on sales of titanium sponge made by Interlink, a major trading company for Russian produced titanium sponge. The Company purchases nearly all of its Russian titanium sponge through Interlink. These purchases previously carried an 84% dumping duty. The no-dumping finding eliminated the duty, and has allowed the Company to purchase a significant portion of its titanium sponge at lower prices.

     On July 3, 1997, the Company acquired 90% of the common stock of Galt Alloys, Inc., a manufacturer of ferro titanium and a producer and worldwide distributor of specialty alloys to ferrous and nonferrous customers. In connection with this transaction, Galt is undertaking a major expansion program estimated to cost approximately $20 million, designed to enable Galt to better serve the titanium industry and its customers, and to provide RMI with an increased supply of scrap and consumable titanium electrodes for remelt at lower cost and easier to use sizes and shapes. When completed, the expansion will enable RMI to 1) increase the utilization of scrap (a strategic objective) particularly the use of titanium turnings; 2) utilize available capacity in its finish melting facilities thereby increasing RMI's ability to make and ship mill products; and 3) reduce its purchase of higher cost hearth melting services from third parties. The expansion will include a new scrap preparation facility, and plasma consolidation furnace, and a plasma hearth furnace. RMI's investment in Galt amounts to an initial cash investment of $3 million and an agreement to invest an additional $17 million over the period required to complete the expansion referred to above which is expected to be approximately 18-24 months. Additionally, to meet increased demand for its products, in October, 1997, Galt undertook an expansion of its own ferro alloy operations. Cost of the expansion is estimated to be approximately $1.5 million which is expected to be funded from operating cash flow.

     The Company purchases titanium tetrachloride, the primary raw material used in the manufacture of titanium sponge, from Millennium Inorganic Chemicals pursuant to a long-term supply agreement expiring in 2003. Titanium tetrachloride is shipped to one of the Company's long-term sponge suppliers where it is used in providing sponge for the Company.

     The Company believes it has adequate sources for titanium sponge, scrap, alloying agents and other raw materials.

COMPETITION AND OTHER MARKET FACTORS

     The titanium metals industry is highly competitive on a worldwide basis. Competition is primarily on the basis of price, quality and timely delivery. Titanium also competes with other metals such as stainless steel and nickel based corrosion resistant alloys. A metal manufacturing company with rolling and finishing facilities could participate in the mill product segment of the titanium industry. However, entry into the titanium industry at a greenfield site would require a significant investment of capital and extensive technical expertise.

     Producers of titanium mill products are located primarily in the U.S., Japan, Russia, Europe and China. Currently, all domestic producers manufacture mill products, at least in part, from purchased sponge, scrap or ingot. Oregon Metallurgical Corporation (Oremet) (which is being acquired by Allegheny Teledyne, Inc.) and Titanium Metals Corporation of America (Timet) produce a portion of their own sponge.

     Imports of titanium mill products from countries that receive the most-favored-nation ("MFN") tariff rate are subject to a 15% tariff. The tariff rate applicable to imports from countries that do not receive MFN treatment is 45%. Japanese producers, which benefit from MFN treatment, participate significantly in the European market, but historically have not been a major factor in the U.S. mill products market. The United States currently grants MFN treatment to imports, including titanium mill product imports, from the former Soviet Union countries, including Russia. Effective October 18, 1993, the U.S. Government extended the benefits of the Generalized System of Preferences ("GSP") to Russia. Under GSP, the U.S. grants duty-free access to semifinished and agricultural products from developing countries and territories. Certain wrought titanium products are covered by GSP up to certain competitive needs based limits, which effectively restrict the volume of imports for these products. However, unwrought products such as titanium sponge, ingot and billet have not yet been afforded GSP treatment. In 1995, a Russian producer began to participate in the U.S. market for titanium mill products. This titanium producer has the largest rated capacity in the world (although management believes practical capacity is substantially less).

     In the second half of 1997, this Russian producer filed two separate petitions under the trade laws. The first seeks GSP treatment for unwrought products from Russia (sponge, powders, ingot and billet). The second petition seeks removal of the competitive needs limit for wrought products (plate, sheet, pipe, etc.). The competitive needs limit was actually exceeded by this producer in 1997.

     The Company, together with others in the titanium industry, are vigorously contesting the granting of these petitions. The ultimate outcome of the actions cannot be accurately predicted at this time. A final decision is expected during the middle of 1998. RMI believes that any significant increase in the imports of titanium mill products from Russia could materially affect competition in the domestic titanium industry.

MARKETING AND DISTRIBUTION

     RMI markets its titanium mill products and related products and services worldwide. Approximately 80% of the company's sales are made through its own sales force and the balance through independent distributors. RMI's domestic sales force has offices in Niles, Ohio; Houston, Texas; Brea, California; Washington, Missouri; and Salt Lake City, Utah. RMI also distributes and services its products in Europe from its Birmingham, UK facility and its French affiliate, Reamet, SA. Technical marketing personnel are available to service these offices and to assist in new product applications and development. In addition, the Company's Customer Technical Service and Research and Development Departments, both located in Niles, Ohio, provide extensive customer support.

RESEARCH, TECHNICAL AND PRODUCT DEVELOPMENT

     The Company conducts research, technical and product development activities at facilities in Niles, Ohio. The principal goals of the Company's research program are maintaining technical expertise in the production of titanium mill and fabricated products and providing technical support in the development of new markets and products. In addition to the Company's own funding, certain major customers have assisted in funding the Company's development of specific titanium applications. Research, technical and product development costs totaled $3.7 million in each of 1997 and 1996, and $3.4 million in 1995. Customer assisted funding, which is treated as a reduction of research and development spending, reduced the Company's portion of research and development expense to $3.1 million in 1997, $2.1 million in 1996 and $1.8 million in 1995.

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

EMPLOYEES

     As of December 31, 1997, the Company and its subsidiaries employed 1,105 persons, 245 of whom were classified as administrative and sales personnel. At December 31, 1997, 84 of the 1,105 employees were directly involved with the DOE remediation and restoration contract at the Company's now closed facilities in Ashtabula, Ohio.

     The United Steelworkers of America ("USWA") represents 511 of the hourly and clerical and technical employees at the Company's plant in Niles, Ohio, and the hourly employees at the closed facilities in Ashtabula, Ohio. Other than six hourly workers at the Ashtabula facilities, who are represented by the Oil, Chemicals and Atomic Workers Union, the Company's other employees are not represented by a union. In October 1995, following a five day work stoppage, a three-year labor agreement was reached with the USWA represented employees at Niles. The contract expires on September 30, 1998. The Company anticipates entering into negotiations for a new labor agreement in the summer of 1998, and is hopeful of reaching a mutually satisfactory agreement prior to expiration of the contract. The hourly employees at the facilities in Ashtabula agreed to a five-year contract on January 15, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers of the Company together with their ages, as of December 31, 1997, and titles.

                 NAME                    AGE                          TITLE
                 ----                    ---                          -----
Dawne S. Hickton.......................  40    Vice President and General Counsel
John H. Odle...........................  55    Executive Vice President
Timothy G. Rupert......................  51    Executive Vice President & Chief Financial Officer
Harry B. Watkins.......................  59    Vice President--Technical Marketing & Tubular Group

     Ms. Hickton was elected Vice President and General Counsel in June 1997. She began her career in the Law Department of USX Corporation in 1983, and served as General Attorney from 1992-1994. From 1994 to 1997, she was a Clinical Professor of Law at The University of Pittsburgh School of Law and was associated with the Pittsburgh firm of Burns, White and Hickton in an Of Counsel capacity.

     Mr. Odle was elected Executive Vice President in June 1996. He previously was Senior Vice President-Commercial of RMI and its predecessor since 1989 and served as Vice President-Commercial from 1981 until 1989. Prior to that, Mr. Odle served as General Manager-Sales. He began his career as a commercial management trainee in 1964 with USX. He is also a Director of the Company.

     Mr. Rupert was elected Executive Vice President and Chief Financial Officer in June 1996 and had served as Vice President and Chief Financial Officer since September 1991. Prior to joining RMI, Mr. Rupert was employed by USX for 23 years in various accounting and finance positions. He is also a Director of the Company.

     Mr. Watkins was elected to his present position of Vice President on April 25, 1996. Previously, he held a number of managerial and sales positions with RMI beginning in 1985. Mr. Watkins was employed by USX Corporation for 24 years.

ITEM 2. PROPERTIES

MANUFACTURING FACILITIES

     The Company has over 750,000 square feet of manufacturing facilities exclusive of office space, located primarily in Niles, Ohio. The Company's principal manufacturing plants, the principal products produced at such plants and their aggregate capacities are set forth below.

                            MANUFACTURING FACILITIES

                                                                                      ANNUAL RATED
        LOCATION                                   PRODUCTS                             CAPACITY
        --------                                   --------                             --------
Niles, Ohio               Ingot (million pounds)....................................       36
Niles, Ohio               Mill Products (million pounds)............................       22
Hermitage, PA             Tube (thousand pounds)....................................      780
Washington, MO            Hot-Formed and Superplastically Formed Components
  Sullivan, MO            (thousand press hours)....................................       21
Salt Lake City, UT        Powders (million pounds)..................................      1.5
Canton, Ohio              Ferro titanium and specialty alloys (million pounds)......       16

     The Company owns all of the foregoing facilities, except for the Canton, Ohio and Sullivan, Missouri facilities and certain buildings and property at Washington, Missouri, all of which are leased. The plants have been constructed at various times over a long period, many of the buildings have been remodeled or expanded and additional buildings have been constructed from time to time.

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

  ENVIRONMENTAL

     The Company is subject to extensive federal, state and local laws and regulations concerning environmental matters. In 1997 the Company spent approximately $1.3 million on environmental-related expenditures. During each of 1996 and 1995, the Company spent approximately $0.6 million for environmental-related expenditures. The Company broadly estimates environmental-related expenditures, including capital items and compliance costs, will total approximately $4.0 million during the 1998-2000 period.

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

     Fields Brook Superfund Site. The Company, together with 31 other companies, has been identified by the U. S. Environmental Protection Agency the ("EPA") as a potentially responsible party ("PRP") under Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The EPA's 1986 estimate of the cost of remediation of the Fields Brook sediment operable unit was $48 million. Recent studies, together with improved remediation technology and redefined cleanup standards, have resulted in a more recent estimate of the remediation cost of approximately $25 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

     The EPA, beginning in March 1989, ordered 22 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study. These studies are nearly complete. The Company, working cooperatively with fourteen others, is complying with the order and has accrued and has been paying its portion of the cost of such compliance. It is anticipated that the studies will be completed no earlier than mid 1998. Actual cleanup is not expected to commence prior to 1999. The Company's share of the study costs has been established at 9.95%. In June, 1995, the Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, actual percentages may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     Resource Conservation and Recovery Act of 1976 ("RCRA") Proceedings-Ashtabula Sodium Plant. The Company, through its independent environmental consultant, has identified and reported to the EPA the presence of metals and hazardous organic materials on portions of its closed facilities in Ashtabula, Ohio. As to the organic material, the consultant has determined it originates from an off-site source, and the Company does not anticipate it will be required to clean up this material.

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

     The Company believes it is most appropriate to use public funds to cleanup a site with regional environmental and economic development implications such as the Ashtabula River and Harbor. The Ashtabula River Partnership ("ARP"), a voluntary group of public and private entities including, among others, the Company, the EPA, and the Ohio EPA, was formed in July 1994 to bring about the remediation of the river. The ARP is working both to design a cost-effective remedy and to secure public funding. Phase 1, the Comprehensive Management Plan, is well underway and is completely funded with public money. To fund Phase 2, the Detailed Design, the Company and the 14 other PRPs who are cooperating at the Fields Brook Superfund site collectively have pledged a voluntary contribution of $1 million over two years, contingent upon receiving matching Federal funds. In 1996, $0.5 million in matching Federal funds was granted. It is possible that the EPA could determine that the Ashtabula River and Harbor should be designated as an extension of the Fields Brook Superfund site, or, alternatively, as a separate Superfund site. It is not possible at this time to predict the methods or responsibility for any remediation and whether the Company will have any liability for any costs incurred in cleaning up the Ashtabula River and Harbor. The Fields Brook PRP group has indicated to the Ashtabula River Partnership the groups willingness to participate in funding in exchange for a release from CERCLA liability.

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

     Given the status of the proceedings at certain of these sites, and the evolving nature of environmental laws, regulations, and remediation techniques, the Company's ultimate obligation for investigative and remediation costs cannot be predicted. It is the Company's policy to recognize in its financial statements environmental costs as an obligation becomes probable and a reasonable estimate of exposure can be determined. At December 31, 1997, the amount accrued for future environmental-related costs was $2.8 million. Based on available information, RMI believes that its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.9 to $6.7 million in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK DATA:

     Principal market for common stock: New York Stock Exchange

     Holders of record of common stock at January 31, 1998: 936

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 1997

                                                                     DIVIDEND
                    QUARTER                       HIGH      LOW      DECLARED
                    -------                       ----      ---      --------
First...........................................  $28       $17 1/2     $--
Second..........................................   28        20          --
Third...........................................   29 9/16   20 1/16     --
Fourth..........................................   26 3/16   16 1/2      --
Year............................................  $29 9/16  $16 1/2     $--

RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 1996

                                                                     DIVIDEND
                    QUARTER                       HIGH      LOW      DECLARED
                    -------                       ----      ---      --------
First...........................................  $16 1/2   $ 7 7/8     $--
Second..........................................   24 3/4    14          --
Third...........................................   28 1/2    18 3/4      --
Fourth..........................................   28 1/8    21          --
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

ITEM 6. SELECTED FINANCIAL DATA

                               FIVE YEAR SUMMARY
                            Years Ended December 31
                (Dollars in thousands except for per share data)

                                         1997           1996           1995           1994           1993
                                         ----           ----           ----           ----           ----
INCOME STATEMENT DATA:
Sales................................  $318,530       $251,357       $171,166       $143,392       $127,397
Operating income(loss)...............    56,315         33,730         (5,220)(1)     (7,971)       (10,764)
Income (loss) before cumulative
  effect of a change in accounting
  principle..........................    57,317         31,659         (4,608)(3)    (11,562)       (11,955)
Net income (loss)....................    60,085(2)      31,759         (4,608)(3)    (12,764)(4)    (28,893)(5)

BALANCE SHEET DATA:
  (at end of period)
Working Capital......................  $184,824       $132,136       $ 86,738       $ 74,694       $ 66,319
Total assets.........................   291,309        215,880        171,559        160,810        152,647
Long-term debt.......................        --          3,600         64,020         54,740         66,660
Equity...............................   221,173        158,736(6)      36,889         42,596(7)      27,861

NET INCOME (LOSS) PER COMMON SHARE:
  (8)
Before change in accounting
  principle..........................  $   2.94       $   1.71       $  (0.30)      $  (1.45)      $  (8.14)
Net income (loss):
  Basic..............................  $   2.94       $   1.71       $  (0.30)      $  (1.60)      $ (19.67)
  Diluted............................      2.92           1.70          (0.30)         (1.60)        (19.67)

---------

(1) Includes a $5.0 million charge reflecting the June 30, 1995 adoption of Statement of Financial Accounting Standards ("SFAS") No. 121.

(2) Includes a $8.7 million income tax benefit. See Note 8 to the Consolidated Financial Statements.

(3) Includes a $5.0 million charge reflecting the adoption of SFAS No. 121 and a $7.2 million income tax benefit.

(4) Includes a $1.2 million charge reflecting the adoption of SFAS No. 112.

(5) Includes a $16.9 million charge reflecting the adoption of SFAS No. 106.
(6) Includes a $80.3 million increase resulting from the net proceeds of a common stock offering.

(7) Includes a $26.4 million increase resulting from the net proceeds of a rights offering.

(8) 1993 Common Share data has been adjusted to reflect a March 31, 1994 one-for-ten reverse stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements include, without limitation, statements regarding the future availability and prices of raw materials, the competitiveness of the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, uncertain defense spending, long-term supply agreements, the ultimate determination of pending trade petitions, global economic conditions, the Company's order backlog and the conversion of that backlog into revenue, and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as having been described in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

OVERVIEW

     Historically, a majority of the U.S. titanium industry's output has been used in aerospace applications. The cyclical nature of the aerospace industry has been the principal cause of the fluctuations in performance of companies engaged in the titanium industry. During the 19 year period from 1979 through 1997, the performance of the titanium industry has closely mirrored the cyclical pattern of the aerospace industry. During the period, domestic titanium industry mill product shipments have ranged from a low of approximately 32 million pounds in 1983 to approximately 62 million pounds in 1997. RMI's mill product shipments have also followed this trend, with shipments ranging from approximately 9 million pounds in 1983 to 18.8 million in 1997. The average realized selling price for mill products during the period has also fluctuated based on demand, lower in periods of reduced demand and higher in periods of peak demand.

     During the last three years, commercial aerospace markets have shown a significant increase in demand while military aerospace markets have stabilized at the reduced build rate levels. In the 1995-1997 period, most major commercial airlines reported stronger operating profits and, during this same period, aircraft manufacturers increased build rates. As of December 31, 1997, the leading manufacturers of commercial aircraft, Boeing Company and Airbus Industrie, reported an aggregate of 2,753 planes under firm order and deliverable over the next five years. The comparable backlogs as of December 31, 1996 and 1995 were 2,370 planes and 1,869 planes, respectively. The Company estimates that industry mill products shipments to the commercial aerospace market in 1997 were approximately 36 million pounds, an increase of approximately 31% compared to 1996. Total industry shipments in 1997 were approximately 62 million pounds, the largest single shipping year in the history of the industry. RMI can give no assurance as to the extent or duration of the recovery in the commercial aerospace market or the extent to which such recovery will continue to result in increased demand for titanium products.

     In response to adverse industry-wide conditions the Company closed its sponge production facilities in early 1992, which allowed the Company to stem immediately the significant losses generated at these plants, as well as achieve the flexibility to purchase titanium sponge and other raw materials, such as foreign or domestic scrap, at favorable prices. The Company entered into two long-term titanium sponge supply arrangements which assure a supply of a substantial portion of the Company's expected sponge requirements. Prices for the Company's 1998 requirements have been set under these contracts and other short term arrangements. Raw material prices are a significant factor in the overall cost of production of the Company's titanium mill products. RMI has instituted raw material escalator and surcharge clauses on most incoming orders, with the exception of fixed price long term contracts containing minimum volume commitments. These escalators and surcharges are linked to current raw material prices for titanium sponge, alloys and scrap. However, because of the cyclical nature of the titanium industry and the effect that overall demand for titanium mill products may have on future pricing, the Company can give no assurances as to the continuing ability to recover raw material cost increases.

     RMI's strategy is to build on its leading position in the worldwide titanium industry while maintaining a strong financial condition and stringent quality, safety and environmental standards. RMI is emphasizing higher margin products in its traditional markets, while continuing to develop new markets and products such as seamless tubulars for oil and gas and geothermal energy production.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Sales. Net sales in 1997 increased to $318.5 million from $251.4 million in 1996, an increase of $67.1 million or 27%. The increase in sales results primarily from significantly higher demand and pricing for the Company's aerospace related products such as titanium mill products and fabricated products. Shipments of titanium mill products in 1997 amounted to 18.8 million pounds compared to 18.5 million pounds in 1996. Average realized mill product selling prices increased to $14.23 per pound in 1997 from $11.88 per pound in 1996, an increase of $2.35 per pound or approximately 20%. This increase results primarily from a further increase in demand for higher valued added aerospace products, particularly flat roll sheet and plate, as well as the imposition of metallic surcharges. Approximately 83% of the Company's total mill product shipments were to the aerospace industry compared to approximately 81% in 1996. Approximately 76% of the Company's 1997 consolidated net sales were to aerospace customers compared to approximately 73% in 1996. Sales of fabricated products and other services, including oil and gas and geothermal energy extraction projects, amounted to $60.6 million in 1997 compared to $37.2 million in 1996, an increase of $23.4 or 63%. This increase is attributable primarily to increased demand and pricing for aerospace related components such as superplastically formed shapes and cut-to-size parts. Other sales in 1997 increased to $24.8 million from $10.5 million in 1996. This increase results primarily from the inclusion of Galt Alloys, Inc. sales beginning July 3, 1997 and an increase in government funding under the DOE remediation and restoration contract.

     Gross Profit. Gross profit for year ended December 31, 1997 amounted to $72.8 million, or 22.9% of sales, compared to gross profit of $45.6 million, or 18.1% of sales in 1996. This increase results primarily from increased selling prices for titanium mill products and fabricated products in the Company's aerospace markets.

     Selling, General and Administrative Expenses ("SG&A"). SG&A expenses amounted to $13.4 million in 1997 compared to $9.8 million in 1996. This increase results primarily from increased levels of business activity and the inclusion of Galt Alloys, Inc. Selling, general and administrative expenses amounted to 4.2% of sales in 1997 compared to 3.9% in 1996.

     Research, Technical and Product Development Expenses. The Company's gross research spending amounted to $3.7 million in each of 1996 and 1997. The Company's major research objectives are to maintain its technical expertise in titanium production, provide customer technical support and develop new products and markets. Certain major customers have assisted in funding the Company's overall product development effort. Such funding, which is included as a reduction of expense, reduced the Company's portion of research and development expense to $3.1 million in 1997, $2.1 million in 1996.

     Operating Income. Operating income in 1997 amounted to $56.3 million, or 17.7% of sales compared to $33.7 million, or 12.6% in 1996. This improvement results primarily from increases in demand and pricing for the Company's aerospace related products.

     Other Income (Expense). Other income (expense) in 1997 includes approximately $1.0 million in interest income from short-term cash investments. 1996 amounts include a loss of $0.4 million on the disposal of fixed assets.

     Interest Expense. Interest expense in 1997 amounted to $0.2 million compared to $2.2 million in 1996. This improvement results primarily from reduced levels of indebtedness during 1997 when compared to 1996.

     Income Taxes. During 1997, the Company recorded an income tax benefit of $2.8 million. This benefit is comprised of an income tax provision against pretax income for the year of $5.9 million and an income tax benefit of $8.7 million resulting from an adjustment to the deferred tax asset valuation allowance due to changes in the Company's expectations about the ultimate realization of its deferred tax assets in years subsequent to 1997. Excluding the $8.7 million valuation allowance adjustment, the effective tax rate for the year ended December 31, 1997, was approximately 10.3%. The difference between the statutory federal tax rate of 35% and the effective tax rate is principally due to an adjustment to the deferred tax asset valuation allowance which existed at December 31, 1996 as it related to expected 1997 results. The effect of this adjustment reduced the 1997 tax provision by approximately $14.2 million.

     Net Income. Net income for the year ended December 31, 1997 amounted to $60.1 million, or 18.9% of sales compared to $31.8 million in 1996. This increase results primarily from improved operating margins in Company's aerospace related markets.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net Sales. Net sales in 1996 increased by $80.2 million to $251.4 million, a 47% increase from net sales of $171.2 million in 1995. This increase resulted primarily from increased titanium mill product shipments and higher average selling prices. Mill products shipments in 1996 amounted to 18.5 million pounds compared to

14.4 million pounds in 1995, a 29% increase. Average realized mill product selling prices increased to $11.88 per pound in 1996 compared to $10.23 per pound during 1995, a 16% increase. The increase in both demand and pricing for titanium mill products resulted primarily from increased aerospace demand. Approximately 78% of the Company's 1996 mill product sales were aerospace related compared to 75% in 1995. Sales related to the development of new products and markets which includes long-term contracts for oil and gas and geothermal energy production increased from $5.8 million in 1995 to $6.6 million in 1996. Due to increased aerospace demand, sales of hot-formed parts and cut shapes increased to $17.1 million in 1996 from $12.7 million in the same period of 1995. As a result of increased funding under the DOE remediation and restoration contract, other sales increased to $10.5 million in 1996 from $6.2 million in 1995.

     Gross Profit. Gross profit for year ended December 31, 1996 amounted to $45.6 million, or 18.1% of sales, compared to gross profit of $6.2 million, or 3.6% of sales in 1995. This increase results primarily from increased shipments and selling prices for titanium mill products. Results in 1995 were adversely impacted by a $5.0 million asset impairment charge following the adoption of SFAS No. 121 and costs associated with stock appreciation rights amounting to $0.8 million.

     Selling, General and Administrative Expenses ("SG&A"). Selling, general and administrative expenses amounted to $9.8 million in 1996 compared to $9.6 million in 1995. SG&A expenses, together with research, technical and product development expenses, discussed below, for the year 1995, include $0.6 million of costs related to stock appreciation rights. As a percentage of sales, SG&A expenses were 3.9% in 1996, compared to 5.6% in 1995.

     Research, Technical and Product Development Expenses. The Company's total research spending amounted to $3.7 million in 1996 and $3.4 million in 1995. The Company's major research objectives are to maintain its technical expertise in titanium production, provide customer technical support and develop new products and markets. Customers assisted funding, which is included as a reduction of research expense, reduced the Company's portion of research expense to a net of $2.1 million in 1996 compared to $1.9 million in 1995.

     Operating Income. Operating income in 1996 amounted to $33.7 million, or 13.4% of sales compared to a loss of $5.2 million in 1995. This improvement results primarily from significant increases in mill product shipments and average mill product selling prices. Results for the 1995 period were adversely impacted by a $5.0 million asset impairment charge and costs associated with stock appreciation rights.

     Other Income (Expense). Other income (expense) in 1996 includes a $0.4 million loss on disposal of fixed assets. 1995 amounts included a $1.9 million charge for impairment of the Company's investment in a joint venture. In June 1995, the Company and Permascand AB of Sweden decided, for economic reasons, to discontinue operations of Permipipe Titanium AS, a welded titanium pipe joint venture in Norway.

     Interest Expense. Interest expense in 1996 amounted to $2.2 million compared to $5.0 million in 1995. This improvement resulted primarily from reduced levels of indebtedness during 1996.

     Income Taxes. In 1996, the Company recorded an income tax benefit of $0.1 million. This amount is comprised of an income tax provision against pretax income for the year of $2.5 million and an income tax benefit of $2.6 million resulting from an adjustment to the deferred tax asset valuation allowance due to changes in the Company's expectations about the ultimate realization of its deferred tax assets in years after 1996. Excluding the $2.6 million valuation allowance adjustment, the effective tax rate for the year ended December 31, 1996, was approximately 7.9%. The difference between the statutory federal tax rate of 35% and the effective tax rate is principally due to adjustments in the deferred tax asset valuation allowance which existed at the previous year-end as it related to expected 1996 results.

     In 1995, an income tax benefit of $7.2 million was recorded to recognize a portion of the Company's deferred tax assets believed more likely than not to be realized under the provisions of SFAS No. 109, "Accounting for Income Taxes."

     Net Income. Net income for the year ended December 31, 1996 amounted to $31.8 million, or 12.6% of sales compared to a loss of $4.6 million in 1995. Results for 1995 include the $5.0 million impairment charge following the adoption of SFAS No. 121, a $1.9 million impairment of an investment in a joint venture, and

$1.5 million in costs incurred in connection with stock appreciation rights, and a $7.2 million income tax benefit.

OUTLOOK

     RMI's order backlog amounted to $383 million at December 31, 1997. The comparative order backlog at December 31, 1996 and 1995 amounted to $328 million and $134 million, respectively. The Company defines "order backlog" as firm purchase orders generally subject, upon payment of specified charges, to cancellation by the customer.

     Beginning in 1995 and continuing into 1998, the Company has experienced a significant increase in the volume of incoming orders at improving prices, resulting in a steady increase in its order backlog. The Company's average realized mill product selling price increased to $14.23 per pound in 1997, compared to $11.88 per pound in 1996, a 20% increase. The Company estimates that as of December 31, 1997, orders for approximately 95% of its anticipated 1998 shipments have been booked at average prices greater than $14 per pound. The increase in demand has been driven primarily by the continuing recovery in the commercial aerospace market. Because of competitive factors in the titanium industry and the cyclical nature of the aerospace industry, there can be no assurances that prices and demand will continue to improve. However, the long term agreements discussed below are expected to mitigate the effects of aerospace cyclicality, and provide RMI with a stable base load of business going forward. The Company intends to continue its efforts to develop new markets and products such as armor plate and seamless tubulars for oil and gas and geothermal energy production.

     The increase in worldwide demand for titanium products has put upward pressure on prices for certain raw materials used by the Company. Prices for the Company's 1998 titanium sponge requirements have been set under long-term supply contracts and short-term arrangements. In the aggregate, average prices for the Company's titanium sponge purchases in 1998 will approximate 1997 levels. Due to the increase in demand for titanium mill products, the demand for titanium scrap, which accounts for approximately 40% of the Company's raw material requirements, has also increased, although prices have stabilized. Prices of certain alloying agents have also increased as a result of increased demand. The Company believes it has adequate sources for titanium sponge, scrap, alloying agents and other raw materials. However, there can be no guarantee that these materials will, at all times, be available in the required quantities, or at advantageous prices. The Company has announced increased prices and the implementation of metallic surcharges to recover increased raw material costs, although there can be no assurances that the Company will continue to be able to recover these increases. For additional information see "Business--Raw Materials."

     In November 1996, The Company was notified that the Department of Commerce had issued a final determination that dumping did not occur on sales of titanium sponge made by Interlink, a major trading company for Russian produced titanium sponge. The Company purchases nearly all of its Russian titanium sponge through Interlink. These purchases previously carried an 84% dumping duty. The no-dumping finding eliminated this duty, thereby allowing the Company to purchase a significant portion of its titanium sponge requirements at lower cost.

     In November 1997, one of the Company's competitors announced that it had signed an agreement to become the principal titanium supplier to Boeing Commercial Airplane Group. The intent, as reported, was to give Boeing and its supply community access to titanium mill products at reduced prices and shorter lead times in return for minimum order quantities and long-term pricing.

     RMI has historically been a major supplier of aerospace quality titanium to the Boeing supply community and 1998 orders for Boeing suppliers have already been booked. Boeing Commercial Aircraft Group is not itself a major direct purchaser of titanium acquiring most of its needs through semi-finished or finished parts and components supplied by a large and diverse group of fabricators and service centers.

     On February 2, 1998, RMI entered into an agreement with Boeing Commercial Airplane Group whereby RMI will supply Boeing and its family of commercial suppliers with up to 4.5 million pounds of titanium products annually. The agreement, beginning in 1999, will have an initial term of five years and, subject to review by the parties in the fourth year, could be extended for an additional five years. Under the accord,

Boeing will receive firm prices in exchange for RMI receiving a minimum volume commitment of 3.25 million pounds per year, or approximately 50% of its current supply levels.

     RMI has also been selected by military aircraft producers Boeing and Northrop as the principal supplier of titanium alloy plate and alloy sheet including just-in-time, cut-to-size products, for the C-17 Transport, F-15 Eagle and the F/A-18 Hornet programs. The Hornet program includes the new E/F version which utilizes considerably more titanium than earlier C/D models. The agreement will begin with May 1999 requirements and runs through April 2001.

     In addition to Boeing, RMI is a leading supplier of aerospace quality titanium to most major domestic and international aerospace manufacturers. In another accord, RMI, through its French affiliate, Reamet, has been chosen by Aerospatiale as the major supplier of the titanium flat rolled products required for its Airbus programs beginning in 1999 and extending through 2001. Requirements are principally for flat-rolled products, including value added cut-to-size shapes.

     Assuming a continuing robust aerospace market, RMI expects to continue as a significant participant in the aerospace markets, and together with its new market development efforts and expected growth in nonaerospace application for titanium believes, but cannot guarantee, it will be able to replace the reduced Boeing supply community business. However, because of the titanium industry's long-term supply and pricing arrangements with Boeing and others, aerospace customers have become more resistant to significant price increases. While higher average selling prices are anticipated for 1998, the Company does not anticipate that the rate of pricing improvements in recent years can be sustained indefinitely.

LIQUIDITY AND CAPITAL RESOURCES

     In 1997, net cash flows from operating activities, totaled $38.4 million compared to $13.7 million used in operations during 1996. The change in cash flows from operating activities in 1997, compared to 1996, was due primarily to significant improvements in results from operations partially offset by increases in working capital. Working capital amounted to $184.8 million at December 31, 1997, compared to $132.1 million at December 31, 1996. The increase in working capital results primarily from increases in inventories and accounts receivable partially offset by increases in accounts payable and other current liabilities. The Company's working capital ratio was 4.87 to 1 at December 31, 1997 compared to 5.25 to 1 at December 31, 1996.

     Net cash flows used in operating activities totaled $13.7 million in 1996 compared to $7.7 million in 1995. The significant improvement in operating results in 1996 when compared to 1995 was offset by a $16.1 million contribution to the Company's pension plans as well as significant increases in working capital amounts, principally inventory and accounts receivable.

     On May 7, 1996, the Company completed a public offering of 4,600,000 shares of common stock at a price of $18.50 per share (the "Common Stock Offering"). Net proceeds to RMI after deducting underwriting fees and expenses amounted to $80.3 million. The new proceeds were used to repay all outstanding indebtedness (amounting to $65.5 million) under the then existing bank credit facilities, and to contribute $10.2 million to certain of the company's defined benefit pension plans (see below), and the balance was used for general corporate purposes.

     In September 1996, the Company made a $16.1 million cash contribution to certain of its defined benefit pension plans. This contribution was funded by using $10.2 million of the net proceeds from the Common Stock Offering, and $5.9 million in borrowings under the Credit Facility.

     During 1997, the Company's cash flow requirements for capital expenditures were funded by internally generated funds. In 1996, the Company's cash flow requirements for capital expenditures were funded primarily through proceeds from the Common Stock Offering and borrowings.

     During 1997, the Company funded working capital requirements and its capital expenditures from funds generated by operations. In 1996, cash required for increases in working capital and capital expenditures was provided primarily from funds generated by operations, the Common Stock Offering, and to the extent necessary, from borrowings under the Credit Facility. The Company anticipates that it will be able to fund its

1998 working capital requirements and its capital expenditures from funds generated by operations. The Company may, however, undertake strategic initiatives and make additional capital expenditures in 1998 which may require additional financing. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed.

     Credit Facility. On April 15, 1996, the Company entered into a Credit Facility with PNC Bank, N.A. as agent. The Credit Facility has a term of three years and permits borrowings, on a revolving basis, of up to $50 million. There are currently $1.2 million of outstanding standby letters of credit issued and outstanding against the facility. The Company has the ability to borrow the remaining $48.8 million at any time prior to maturity.

     An event of default under the Credit Facility may occur, among other things, if any person or group of persons other than USX shall have acquired beneficial ownership of 25% or more of the voting stock of the Company, or certain events of bankruptcy, insolvency or reorganization occur. For further information regarding the Credit Facility, see Note 9 to the Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 established standards for reporting and display of comprehensive income and its components. The Company is required to adopt the provisions of SFAS No. 130 beginning with its consolidated financial statements for the three months ending March 31, 1998. SFAS No. 131 requires certain disclosures about segment information in interim and annual financial statements and related information about products and services, geographic areas and major customers. The Company must adopt the provisions of SFAS No. 131 for its consolidated financial statements for the year ending December 31, 1998.

     The results of adopting SFAS No. 130 are not expected to be significant. The Company is currently studying the impact of applying the provisions of SFAS No. 131. While SFAS No. 131 will not have any effect on financial position, results of operations or cash flows, it may, depending on a number of factors, require disclosure of certain segment information in notes to the consolidated financial statements.

INCOME TAX CONSIDERATIONS

     Section 382 Limitation. At December 31, 1997, the Company had net operating loss carryforwards of approximately $43 million available to reduce federal taxable income through at least 2006. If an "ownership change" were to occur, the utilization of net operating loss carryforwards would be subject to an annual limitation. Generally, an ownership change occurs with respect to a corporation if shareholders who own, directly or indirectly, 5% or more of the capital stock of the corporation increase their aggregate percentage ownership of such stock by more than 50 percentage points over the lowest percentage of such stock owned by such shareholders at any time during a prescribed testing period. An ownership change could result from equity transactions such as exercises of stock options, purchases or sales of Common Stock by certain stockholders, including USX, and other issuances of Common Stock by the Company. If the annual limitation were to apply, the amount of the limitation would generally equal the product of (i) the fair market value of the Company's equity immediately prior to the ownership change, with certain adjustments, including a possible adjustment to exclude certain capital contributions made in the two years preceding the date of the ownership change, and (ii) a long-term tax exempt bond rate of return published monthly by the Internal Revenue Service. Should the annual limitation apply, the Company believes that it would not materially affect the potential use of the net operating loss carryforwards to reduce any future income tax liabilities over time; however, it is possible that the Company's results in a particular year could exceed the annual limitation, in which case such excess would not be reduced by the net operating loss carryforward and the Company's tax liability would be correspondingly higher.

     In November, 1996, USX Corporation completed a public offering of its notes exchangeable February, 2000, for 5,483,600 shares of RMI Common Stock owned by USX ("DECS"). Such shares represent all of the RMI Common Stock owned by USX and 27% of the outstanding shares of RMI. While not free from doubt, the Company believes the sale of the DECS itself should not result in an ownership change. USX has agreed to indemnify the company against any additional federal, state and local taxes incurred if there is a determination that an ownership change has occurred as a result of the sale by USX of the DECS (but not the exchange, at maturity, of the Common Stock for the DECS, if USX delivers Common Stock), other than in the event there is a determination that an ownership change had occurred prior to the date of issuance of the DECS. If one or more events occur subsequent to the issuance of the DECS which would have constituted an ownership change if the sale of the DECS had not occurred, USX's indemnification obligation is limited to the difference between the additional taxes payable as a result of an ownership change resulting from the sale of the DECS and the additional taxes payable assuming such ownership change had occurred as a result of one or more such events. The Company is unable to determine whether an ownership change will occur if Common Stock is exchanged for the DECS since such determination will be dependent on the facts at the time of exchange.

     SFAS No. 109 Effects. In 1997 and 1996, the Company recorded income tax benefits of $2.8 and $0.1 million, respectively. The 1997 amount is comprised of an income tax provision of $5.9 million against pretax income for the year and an income tax benefit of $8.7 million resulting from an adjustment to the deferred tax asset valuation allowance due to changes in the Company's expectations about the ultimate realization of its deferred tax assets in years after 1997. The 1996 tax benefit is comprised of a $2.5 million tax provision against pretax income and a $2.6 million tax benefit resulting from adjustments to the deferred tax valuation allowance.

     SFAS 109 requires a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of this deferred income tax asset depends on the Company's ability to generate sufficient taxable income in the future. In the third quarter of 1997, the Company evaluated all available evidence supporting the realization of future taxable income and, based upon that evaluation, concluded it was more likely than not at that a portion of its deferred tax assets would be realized, resulting in the $8.7 million tax credit. A similar evaluation process was performed in the third quarter of 1996, resulting in a $2.6 million tax credit. The remaining valuation allowance has been retained, in light of the requirement in SFAS 109 to give weight to object evidence such as recent losses and the historical titanium industry business cycle.

     At December 31, 1997, approximately $16 million of the remaining net operating loss carryforwards have not yet been recognized for SFAS 109 purposes. If the Company were to achieve operating results in 1998 similar to those achieved in 1997, the remaining valuation allowance relating to net operating loss carryforwards would be recognized in the effective rate calculation for the year, resulting in an effective book tax rate below the statutory federal rate of 35%, but higher than the 1997 effective rate of 10.3%. Should this occur, the entire amount of the Company's net operating loss carryforwards will be utilized for SFAS 109 purposes.

     For federal income tax return purpose, the amount of remaining net operating loss carryforwards at December 31, 1997 amounts to approximately $43 million, which are available to offset future taxable income. If the Company were to generate sufficient taxable income, the currently available net operating loss carryforwards could be fully utilized in 1998. Because of the availability of these net operating loss carryforwards to offset taxable income, the Company estimates that actual cash payments for federal income taxes in 1998 will be well below the level which could be expected by applying the statutory federal tax rate of 35% to pretax income. Because of net operating loss carryforwards, the amount of federal income taxes paid in 1997 represented primarily alternative minimum taxes.

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

     At December 31, 1997, the amount accrued for future environment-related costs was $2.8 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.9 million to $6.7 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The Company broadly estimates it could spend approximately $3-$4 million in the 1998-2000 time frame on environmental matters including capital items, compliance costs and the items referred to above. This amount could increase or decrease depending on a number of factors, including changing environmental laws and regulations, and the nature, extent or timing of actual clean-up and remediation projects.

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

YEAR 2000 COMPLIANCE

     The Company has and will continue to make certain investments in its application software to ensure the Company is Year 2000 compliant. In addition, the Company is monitoring the compliance efforts of entities with which it interacts. While it is not possible, at present, to accurately estimate the incremental cost of this effort, the Company does not anticipate it will have a material impact on the long-term results of operations, liquidity or consolidated financial position of the Company. This discussion of RMI's efforts and managements expectations relating to the effect of Year 2000 compliance on operating results are forward looking statements. RMI's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review. In addition, RMI has limited or no control over the actions of proprietary software vendors and other entities with which it interacts. Therefore, Year 2000 compliance problems experienced by these entities could adversely affect the results of the Company. At December 31, 1997, the Company estimates that approximately 85% of its internally developed proprietary software has been modified to make it Year 2000 compliant.

CAPITAL EXPENDITURES

     Gross capital expenditures in 1997 amounted to $7.9 million compared to $4.2 million in 1996. The Company currently estimates that its 1998 capital expenditures will be in a range of $35.0 to $40.0 million including amounts for the Galt expansion. Other planned capital projects are intended primarily to renovate and improve existing facilities for the purposes of increasing efficiency, improving product quality and increasing material throughput. The Company may, however, undertake other strategic initiatives and make additional capital expenditures in 1998. See "Liquidity and Capital Resources" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE
                                                                  ----
    Report of Management........................................   23
    Report of Independent Accountants...........................   23

    FINANCIAL STATEMENTS:
      Consolidated Statement of Income for the years ended
         December 31, 1997, 1996 and 1995.......................   24
      Consolidated Balance Sheet at December 31, 1997 and
         1996...................................................   25
      Consolidated Statement of Cash Flows for the years ended
         December 31, 1997, 1996 and 1995.......................   26
      Consolidated Statement of Shareholders' Equity for the
         years ended
         December 31, 1997, 1996 and 1995.......................   27
      Notes to Consolidated Financial Statements................   28

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                              REPORT OF MANAGEMENT

     RMI Titanium Company has prepared and is responsible for the consolidated financial statements and other financial information included in this Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and necessarily include some amounts based on the best judgments and estimates of management. Financial information displayed in other sections of this Annual Report is consistent with that in the consolidated financial statements.

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

/s/ JOHN H. ODLE
-------------------------
John H. Odle
Executive Vice President

/s/ T. G. RUPERT
-------------------------
T. G. Rupert
Executive Vice President &
Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RMI TITANIUM COMPANY

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RMI Titanium Company and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 2 to the financial statements, in 1995 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

/s/ PRICE WATERHOUSE LLP
-------------------------
PRICE WATERHOUSE LLP
Pittsburgh, Pennsylvania
January 23, 1998

                              RMI TITANIUM COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31
                                                         -------------------------------------
                                                            1997          1996         1995
                                                         ----------    ----------    ---------
Sales..................................................  $  318,530    $  251,357    $ 171,166
Operating costs:
Cost of sales..........................................     245,687       205,748      164,949
Selling, general and administrative expenses...........      13,397         9,785        9,576
Research, technical and product development expenses...       3,131         2,094        1,861
                                                         ----------    ----------    ---------
       Total operating cost............................     262,215       217,627      176,386
                                                         ----------    ----------    ---------
Operating income (loss)................................      56,315        33,730       (5,220)
Other income (expense)--net............................       1,246           110       (1,622)
Interest expense.......................................        (244)       (2,181)      (4,966)
                                                         ----------    ----------    ---------
Income (loss) before income taxes......................      57,317        31,659      (11,808)
Provision (credit) for income taxes (Note 8)...........      (2,768)         (100)      (7,200)
                                                         ----------    ----------    ---------
Net income (loss)......................................  $   60,085    $   31,759    $  (4,608)
                                                         ==========    ==========    =========
Net income (loss) per common share (Note 4)
  Basic................................................  $     2.94    $     1.71    $   (0.30)
                                                         ==========    ==========    =========
  Diluted..............................................  $     2.92    $     1.70    $   (0.30)
                                                         ==========    ==========    =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                              RMI TITANIUM COMPANY

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                1997         1996
                                                                ----         ----
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $  30,211    $   5,944
Receivables, less allowance for doubtful accounts of $1,064
  and $979..................................................     70,898       57,702
Inventories.................................................    120,732       92,616
Deferred tax asset..........................................      4,811        2,733
Other current assets........................................      5,903        4,205
                                                              ---------    ---------
       Total current assets.................................    232,555      163,200
Property, plant and equipment, net of accumulated
  depreciation..............................................     43,034       37,855
Noncurrent deferred tax asset...............................      5,157        4,467
Other noncurrent assets.....................................     10,563       10,358
                                                              ---------    ---------
       Total assets.........................................  $ 291,309    $ 215,880
                                                              =========    =========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt...........................  $      --    $     120
Accounts payable............................................     25,346       15,288
Accrued wages and other employee costs......................      8,024        6,299
Other accrued liabilities...................................     14,361        9,357
                                                              ---------    ---------
       Total current liabilities............................     47,731       31,064
Long-term debt..............................................         --        3,600
Accrued postretirement benefit cost.........................     19,376       19,442
Noncurrent pension liabilities..............................         --        1,028
Other noncurrent liabilities................................      3,029        2,010
                                                              ---------    ---------
       Total liabilities....................................     70,136       57,144
                                                              ---------    ---------
Contingencies (see Note 14).................................
SHAREHOLDERS' EQUITY:
Preferred Stock, no par value; 5,000,000 shares authorized;
  no shares outstanding.....................................         --           --
Common Stock, $0.01 par value, 30,000,000 shares authorized;
  21,022,253 and 20,858,748 shares issued (Note 3)..........        210          208
Additional paid-in capital (Note 3).........................    236,970      234,958
Accumulated deficit.........................................    (11,682)     (71,767)
Deferred compensation.......................................     (1,100)        (557)
Excess minimum pension liability............................         --       (1,028)
Treasury Common Stock at 575,485 and 568,198 shares.........     (3,225)      (3,078)
                                                              ---------    ---------
       Total shareholders' equity...........................    221,173      158,736
                                                              ---------    ---------
       Total liabilities and shareholders' equity...........  $ 291,309    $ 215,880
                                                              =========    =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
CASH PROVIDED FROM (USED IN) OPERATIONS:
Net income (loss)..........................................  $ 60,085    $ 31,759    $ (4,608)
Adjustment for items not affecting funds from operations:
     Change in accounting principle........................        --          --       5,031
     Compensation expense for stock appreciation rights....        --          --       1,465
     Depreciation..........................................     5,047       5,049       6,443
     Deferred income taxes.................................    (2,768)         --      (7,200)
     Impairment of joint venture investment................        --          --       1,901
     Other-noncash charges--net............................       617         963       2,137
                                                             --------    --------    --------
                                                               62,981      37,771       5,169
                                                             --------    --------    --------
CHANGES IN ASSETS AND LIABILITIES (NET OF EFFECTS OF
  BUSINESS ACQUIRED):
Receivables................................................   (10,463)    (16,731)    (13,159)
Inventories................................................   (25,886)    (18,563)     (1,587)
Accounts payable...........................................     7,368      (2,358)       (186)
Other current liabilities..................................     5,259       1,125       2,469
Other assets and liabilities...............................      (383)    (11,520)       (732)
Noncurrent pension liabilities.............................    (1,028)     (4,010)         --
Other......................................................       535         647         301
                                                             --------    --------    --------
                                                              (24,598)    (51,410)    (12,894)
                                                             --------    --------    --------
       Cash provided from (used in) operating activities...    38,383     (13,639)     (7,725)
                                                             --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Galt Alloys, Inc. net of cash acquired....    (2,605)         --          --
  Proceeds from sale of facilities.........................        --       1,134         130
  Capital expenditures.....................................    (7,894)     (4,194)     (1,552)
                                                             --------    --------    --------
       Cash used in investing activities...................   (10,499)     (3,060)     (1,422)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of Employee Stock Options.......................     1,095       2,161          --
  Net proceeds from issuance of Common Stock...............        --      80,393          --
  Net borrowings under revolving credit agreements.........        --       2,900       9,400
  Debt repayments..........................................    (4,565)    (63,320)       (120)
  Treasury Common Stock repurchased........................      (147)         --          (9)
                                                             --------    --------    --------
       Cash (used in) provided from financing activities...    (3,617)     22,134       9,271
                                                             --------    --------    --------
Increase in cash and cash equivalents......................    24,267       5,435         124
Cash and cash equivalents at beginning of period...........     5,944         509         385
                                                             --------    --------    --------
Cash and cash equivalents at end of period.................  $ 30,211    $  5,944    $    509
                                                             ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
       Interest net of amounts capitalized.................  $     72    $  2,579    $  4,320
       Income taxes........................................  $  1,105    $     --    $     --
Non-cash financing activities:
  Issuance of Common Stock for Restricted Stock awards.....  $    832    $    682    $     71

The accompanying notes are an integral part of these Consolidated Financial Statements.

                              RMI TITANIUM COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                       EXCESS
                                                                    ADDT'L.    RETAINED    TREASURY    MINIMUM
                                SHARES      COMMON     DEFERRED     PAID-IN    EARNINGS     COMMON     PENSION
                              OUTSTANDING   STOCK    COMPENSATION   CAPITAL    (DEFICIT)    STOCK     LIABILITY
                              -----------   -----    ------------   -------    ---------    -----     ---------
Balance at
  December 31,   1994.......   15,271,561   $ 158      $    --      $151,058   $ (98,918)  $(3,069)    $(6,633)
Shares issued for Directors'
  compensation..............        4,952      --           --            38          --        --          --
Treasury Common Stock
  purchased at cost.........       (1,098)     --           --            --          --        (9)         --
Shares issued for Restricted
  Stock Award Plans.........       10,000      --           --            71          --        --          --
Shares issued from exercise
  of employee stock
  options...................       54,478       1           --           548          --        --          --
Net loss....................           --      --           --            --      (4,608)       --          --
Excess minimum pension
  liability.................           --      --           --            --          --        --      (1,748)
                              -----------   -----      -------      --------   ---------   -------     -------
Balance at
  December 31,  1995........   15,339,893   $ 159      $    --      $151,715   $(103,526)  $(3,078)    $(8,381)
Shares issued for Directors'
  Compensation..............        2,585      --           --            56          --        --          --
Shares issued for Restricted
  Stock Award Plans.........       51,000      --         (682)          682          --        --          --
Compensation expense
  recognized................           --      --          125            --          --        --          --
Shares issued as a result of
  Common Stock Offering
  (Note 3)..................    4,600,000      46           --        80,347          --        --          --
Shares issued from exercise
  of employee stock
  options...................      297,072       3           --         2,158          --        --          --
Net income..................           --      --           --            --      31,759        --          --
Excess minimum pension
  liability.................           --      --           --            --          --        --       7,353
                              -----------   -----      -------      --------   ---------   -------     -------
Balance at
  December 31,  1996........   20,290,550   $ 208      $  (557)     $234,958   $ (71,767)  $(3,078)    $(1,028)
                              ===========   =====      =======      ========   =========   =======     =======
Shares issued for Directors'
  Compensation..............        3,346      --           --            87          --        --          --
Shares issued for Restricted
  Stock Award Plans.........       34,950      --         (832)          832          --        --          --
Compensation expense
  recognized................           --      --          289            --          --        --          --
Treasury Common Stock
  purchased at cost.........       (7,287)     --           --            --          --      (147)         --
Shares issued from exercise
  of employee stock
  options...................      125,209       2           --         1,093          --        --          --
Net income..................           --      --           --            --      60,085        --          --
Excess minimum pension
  liability.................           --      --           --            --          --        --       1,028
                              -----------   -----      -------      --------   ---------   -------     -------
Balance at
  December 31, 1997.........   20,446,768   $ 210      $(1,100)     $236,970   $ (11,682)  $(3,225)    $    --
                              ===========   =====      =======      ========   =========   =======     =======

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

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's Common Stock (the "Reorganization"). Quantum then sold its shares to the public. USX retained ownership of its shares. At December 31, 1997 approximately 27% of the outstanding common stock was owned by USX. For additional information on the Company's capital structure see Note 4.

     In November, 1996, USX Corporation completed a public offering of its notes exchangeable February, 2000, for 5,483,600 shares of RMI Common Stock owned by USX (or for an equivalent amount of cash at USX's option). Such shares represent all of the RMI Common Stock owned by USX, and 27% of the outstanding shares of RMI.

     On July 3, 1997, the Company acquired 90% of the common stock of Galt Alloys, Inc., a manufacturer of ferro titanium and a producer and worldwide distributor of specialty alloys to ferrous and nonferrous customers. RMI's investment in Galt amounts to an initial cash investment of $3 million and an agreement to invest up to an additional $17 million to finance a major expansion program at Galt, which is expected to be completed in the next 18 to 24 months.

     The Company's operations are conducted primarily in one business segment, the production and marketing of titanium metal and related products. In the years ended December 31, 1997, 1996 and 1995, export sales were $61.6 million, $41.5 million, and $30.1 million, respectively, principally to customers in Western Europe. The majority of the Company's export sales are made in U.S. dollars, which minimizes exposure to foreign currency risk.

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

Building and improvements..................................  20-25 years
Machinery and equipment....................................  10-14 years
Furniture and fixtures.....................................   3-10 years

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

  Long-lived assets:

     Effective June 30, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard requires that certain long-lived and intangible assets be written down to fair value whenever an impairment review indicates that the carrying value of the asset cannot be recovered.

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

  Stock-based compensation:

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The statement established standards for accounting for stock-based compensation but also allows companies to continue to account for stock-based compensation under the provisions of Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and make certain additional disclosures in the notes to financial statements. The Company continues to account for stock-based compensation in accordance with APB Opinion No. 25.

  Cash flows:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 3--COMMON STOCK OFFERING:

     On May 7, 1996, the Company completed a Common Stock Offering of 4,600,000 shares at a price of $18.50 per share. Net proceeds of RMI after deducting underwriting fees and expenses amounted to $80.3 million. The proceeds were used to repay all outstanding indebtedness under the existing bank credit facilities amounting to $65.5 million, $10.2 million was contributed to the Company's pension plans and the balance used for general corporate purposes. Concurrent with the Company's Stock Offering, USX Corporation sold 2,300,000 shares of its investment in RMI Common Stock at the same price. RMI did not receive any of the proceeds from the sale of RMI Common Stock by USX. As a result of these transactions, USX's percentage of ownership in RMI was reduced from approximately 51% to approximately 27%.

NOTE 4--EARNINGS PER SHARE:

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes new requirements for computing and presenting earnings per share. The Company has adopted the provisions of SFAS No. 128 for the year ended December 31, 1997, and has restated per share amounts for all prior annual and quarterly periods presented as required by the new standard.

     A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share for the years ended December 31, 1997 and 1996 follows. Diluted earnings per share for the year ended December 31, 1995 is antidilutive and therefor, not presented (net income in thousands):

                                                             NET                    PER SHARE
                                                           INCOME       SHARES       AMOUNT
                                                           ------       ------       ------
For the year ended December 31, 1997
Basic EPS................................................  $60,085    20,401,601      $2.94
Effect of dilutive securities:
  Exercise of stock options..............................       --       165,254        .02
                                                           -------    ----------      -----
Diluted EPS..............................................  $60,085    20,566,855      $2.92
                                                           =======    ==========      =====
For the year ended December 31, 1996
Basic EPS................................................  $31,759    18,516,645      $1.71
Effect of dilutive securities:
  Exercise of stock options..............................       --       166,959        .01
                                                           -------    ----------      -----
Diluted EPS..............................................  $31,759    18,683,604      $1.70
                                                           =======    ==========      =====

NOTE 5--INVENTORIES:

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
Raw materials and supplies..................................  $  55,542    $  33,126
Work-in-process and finished goods..........................     95,462       88,326
Adjustment to LIFO values...................................    (30,272)     (28,836)
                                                              ---------    ---------
                                                              $ 120,732    $  92,616
                                                              =========    =========

NOTE 6--ACCOUNTS RECEIVABLE:

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
Trade and commercial customers..............................  $  66,090    $  55,386
Progress billings on uncompleted contracts..................      3,437        2,380
U. S.Government-DOE.........................................      2,435          915
                                                              ---------    ---------
                                                                 71,962       58,681
Less allowance for doubtful accounts........................     (1,064)        (979)
                                                              ---------    ---------
                                                              $  70,898    $  57,702
                                                              =========    =========

NOTE 7--PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is stated at cost and consists of the following:

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
Land........................................................  $     770    $     659
Buildings and improvements..................................     36,637       36,429
Machinery and equipment.....................................     89,702       83,517
Other.......................................................     18,246       13,905
Construction in progress....................................      2,838        1,894
                                                              ---------    ---------
                                                                148,193      136,404
Less--Accumulated depreciation..............................   (105,159)     (98,549)
                                                              ---------    ---------
                                                              $  43,034    $  37,855
                                                              =========    =========

NOTE 8--INCOME TAXES:

     Deferred taxes result from the following (in thousands):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997      1996(1)
                                                              --------    --------
Deferred tax assets:
  Loss carryforwards ($43,000 and 95,000 at December 31,
     1997 and 1996 respectively, expiring in 2006 through
     2010)..................................................  $ 15,551    $ 33,685
  Inventories...............................................     6,004       5,945
  Property, plant and equipment.............................     2,308       3,620
  Intangible assets.........................................     1,478       1,496
  Other postretirement benefit costs........................     6,846       6,702
  Other employment costs....................................     1,636       1,443
  Tax credits...............................................     1,714         315
  Environmental related costs...............................     1,222         607
  Other.....................................................     1,019         975
  Valuation allowance.......................................   (22,752)    (43,212)
                                                              --------    --------
     Total deferred tax assets..............................    15,026      11,576
                                                              --------    --------
Deferred tax liabilities....................................
     Pension costs..........................................    (5,058)     (4,376)
                                                              --------    --------
Net deferred taxes..........................................  $  9,968    $  7,200
                                                              ========    ========

---------
(1) Certain 1996 amounts have been reclassified for presentation purposes.

     In 1997 and 1996, the Company recorded income tax benefits of $2.8 and $0.1 million, respectively. The 1997 amount is comprised of an income tax provision of $5.9 million against pretax income for the year and an income tax benefit of $8.7 million resulting from an adjustment to the deferred tax asset valuation allowance due to changes in the Company's expectations about the ultimate realization of its deferred tax assets in years after 1997. Excluding the $8.7 million valuation allowance adjustment, the effective tax rate for the year ended December 31, 1997 was approximately 10.3%. The 1996 tax benefit is comprised of a $2.5 million tax provision against pretax income and a $2.6 million tax benefit resulting from adjustments to the deferred tax valuation allowance. The difference between the statutory federal tax rate of 35% and the effective tax rate in both 1997 and 1996 results principally from adjustments to the deferred tax asset valuation allowance as it relates to actual results for each year, when compared to the expectations inherent in the valuation allowance at the beginning of the year.

     SFAS 109 requires a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of this deferred income tax asset depends on the Company's ability to generate sufficient taxable income in the future. The Company has evaluated the available evidence supporting the realization of future taxable income and, based upon that evaluation, believes it is more likely than not at this time that a portion of its deferred tax assets will be realized. The remaining valuation allowance has been retained, in light of the requirement in SFAS 109 to give weight to objective evidence such as recent losses and the historical titanium industry business cycle.

     At December 31, 1997, approximately $16 million of the remaining net operating loss carryforwards have not yet been recognized for SFAS 109 purposes. For federal income tax return purposes, the amount of remaining net operating loss carryforwards at December 31, 1997 amounts to approximately $43 million, which are available to offset future taxable income.

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

NOTE 9--LONG-TERM DEBT:

     In connection with the Common Stock Offering referred to in Note 4 above, the Company entered into a credit agreement, dated April 15, 1996 (the "Credit Facility"), to replace the Company's prior credit facilities. The Credit Facility has a term of three years and permits borrowings, on a revolving basis, of up to the lesser of $50 million or a borrowing base equal to the sum of 85% of qualified accounts receivable and 50% of qualified inventory. At December 31, 1997, no amounts were outstanding under the facility. $1.2 million of letters of credit were issued against the Credit Facility.

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

     Borrowings under the Credit Facility were initially secured by the Company's accounts receivable, inventory, other personal property and cash and cash equivalents. Borrowings became unsecured at June 30, 1997.

     An event of default under the Credit Facility shall occur if, among other things, any person or group of persons other than USX shall have acquired beneficial ownership of 25% or more of the voting stock of the Company. The Credit Facility contains additional terms and financial covenants which are typical for other similar facilities.

     As of December 31, 1997, the Company was in compliance with the covenants and terms of the Credit Facility. The available and unused portion of the facility (after deducting outstanding letters of credit) amounted to $48.8 million at December 31, 1997.

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Revolving Credit Facility dated April 15, 1996, maturing
  April 14, 1999, bearing interest at 6.76% at December 31,
  1996......................................................  $     --    $  2,900
Industrial revenue bond bearing interest at floating rates
  based on weekly tax exempt market rates (3.75% at December
  31, 1996) in annual sinking fund payments of $120 over 15
  years from October, 1988..................................        --         820
Current portion of long-term debt...........................  $     --        (120)
                                                              --------    --------
                                                              $     --    $  3,600
                                                              ========    ========

NOTE 10--PENSION PLANS:

     Pension expense was determined assuming an expected rate of return on plan assets of 9% for 1997, 1996 and 1995. The components of pension expense for the three years ended December 31, 1997 is summarized as follows:

                                            1997                 1996                1995
                                      -----------------    ----------------    -----------------
Service Cost........................            $ 1,252             $ 1,358              $ 1,063
Interest cost.......................              5,166               5,055                5,064
Return on plan assets:
  Actual............................  (14,066)             (7,537)             (10,598)
  Deferred gain.....................    7,907    (6,159)    2,410    (5,127)     6,095    (4,503)
                                      -------              ------              -------
Net amortization and deferral.......                821               1,043                  606
                                                -------             -------              -------
Pension expense.....................            $ 1,080             $ 2,329              $ 2,230
                                                =======             =======              =======

     Funds' status--The benefit obligations at December 31, 1997 and 1996 were determined using discount rates of 7.0% and 7.5%, respectively, and an assumed rate of compensation increase of 5.75% for both years.

                                                            DECEMBER 31
                                        ----------------------------------------------------
                                                  1997                        1996
                                        ------------------------    ------------------------
                                        OVERFUNDED   UNDERFUNDED    OVERFUNDED   UNDERFUNDED
                                          PLANS         PLANS         PLANS         PLANS
                                        ----------    --------      ----------    --------
Fair value of plan assets.............  $   84,073    $    624      $   62,369    $ 11,232
Projected benefit obligation (PBO)....     (75,855)       (774)        (59,626)    (12,207)
                                        ----------    --------      ----------    --------
Plan assets greater (less) than PBO...       8,218        (150)          2,743        (975)
Unrecognized net loss.................       1,988         110           4,444       1,233
Unrecognized transition obligation....         884         (14)          1,415        (239)
Unrecognized prior service cost.......       2,928          84           3,366          92
Adjustment required to recognize
  minimum liability...................          --         (61)             --      (1,028)
                                        ----------    --------      ----------    --------
Prepaid (accrued) pension expense.....  $   14,018    $    (31)     $   11,968    $   (917)
                                        ==========    ========      ==========    ========
Accumulated benefit obligation........  $  (71,936)   $   (655)     $  (56,354)   $(12,150)
                                        ==========    ========      ==========    ========
Vested benefit obligation.............  $  (67,954)   $   (506)     $  (52,531)   $(12,031)
                                        ==========    ========      ==========    ========

     As of December 31, 1997, approximately 50% of the plans' assets are invested in equity securities, 22% in government debt instruments, and the balance in cash equivalents or debt securities.

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 87 "Employers Accounting for Pensions," the Company recorded in other noncurrent liabilities an additional minimum pension obligation of $0.01 and $1.0 as of December 31, 1997 and 1996, respectively, representing the amount by which the accumulated benefit obligation for certain of the Company's plans exceeded the fair value of plan assets plus accrued amounts previously recorded.

NOTE 11--POSTRETIREMENT HEALTH CARE BENEFITS AND OTHER EMPLOYEE BENEFITS:

                                                            1997      1996      1995
                                                            ----      ----      ----
Service cost.............................................  $  260    $  303    $  266
Interest cost............................................   1,405     1,492     1,543
Net amortization and deferrals...........................     130       163       119
                                                           ------    ------    ------
                                                           $1,795    $1,958    $1,928
                                                           ======    ======    ======

     The following table sets forth the plans' status reconciled with the amount reported in the Company's balance sheet at December 31, 1997 and 1996 (in thousands):

                                                                1997        1996
                                                                ----        ----
Accumulated Postretirement Benefit Obligation
  ("APBO") Attributable to:
     Retirees...............................................  $(10,565)   $(11,523)
Active participants.........................................    (8,662)     (7,744)
                                                              --------    --------
     Total APBO.............................................  $(19,227)   $(19,267)
                                                              ========    ========
Accrued liability included in balance sheet, including
  transition obligation.....................................  $(19,021)   $(18,618)
Unrecognized net loss.......................................      (206)       (649)
                                                              --------    --------
     Total APBO.............................................  $(19,227)   $(19,267)
                                                              ========    ========

     The ultimate costs of certain of the Company's retiree health care plans are capped at predetermined out-of-pocket spending limits. The annual rate of increase in the per capita costs for these plans is limited to the predetermined spending cap. As of December 31, 1997, the predetermined limits had been reached and, as a result, increases in claim cost rates will have no impact on the reported accumulated postretirement benefit obligation or net periodic expense. The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1997 and 1996 was 7.0% and 7.5%, respectively.

NOTE 12--OPERATING LEASES:

     The Company and its subsidiaries have entered into various operating leases for the use of certain equipment, principally office equipment and vehicles. The leases generally contain renewal options and provide that the lessee pay insurance and maintenance costs. The total rental expense under operating leases amounted to $1.9 million in 1997 and $1.3 million in each of 1996, and 1995. Future commitments under operating leases are considered to be immaterial.

NOTE 13--TRANSACTIONS WITH RELATED PARTIES:

     The Company, in the ordinary course of business, purchases goods and services, including conversion services, from USX and related companies. The cost of such transactions to the Company amounted to $1.2 million in 1997, $0.6 million in 1996, and $1.3 million in 1995. The cost of these transactions were on terms no less favorable to the Company than those obtained from other parties. The United States Steel and Carnegie Pension Fund (the "Pension Fund") is the trustee of the Company's pension plans. The Pension Fund is a registered investment advisor under the Investment Advisors Act of 1940, and receives a negotiated fee for such services. Other transactions with related parties are incidental to the Company's business and are not significant.

NOTE 14--CONTINGENCIES:

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

     The EPA, in March 1989, ordered 22 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study, which studies are nearly complete. The Company, working cooperatively with fourteen others, is complying with the order and has accrued and has been paying its portion of the cost of complying with the cost of such compliance. It is currently anticipated that the studies will be completed no earlier than mid 1998. Actual cleanup is not scheduled to commence prior to 1999. The Company's share of the study costs have been established at 9.95%. In June 1995, the Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     At December 31, 1997, the amount accrued for future environmental-related costs was $2.8 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.9 million to $6.7 million, in the aggregate. The amount accrued is net of expected contributions from third parties (other than insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     For further information on environmental matters see Part I, Item 3, Legal Proceedings, "Environmental."

  Other

     The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business.

  Concentration of Credit

     Substantially all of the Company's sales and operating revenues are generated from its U.S. and European operations. A significant portion of the Company's sales are made to customers in the aerospace industry. The concentration of aerospace customers may expose the Company to cyclical, credit and other risks generally associated with the aerospace industry. In the three years ended December 31, 1997, no single customer accounted for as much as 10% of consolidated sales. Trade accounts receivable are generally not secured or collateralized.

     The ultimate resolution of these foregoing contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

NOTE 15--STOCK OPTION AND RESTRICTED STOCK AWARD PLANS:

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

     During 1997, 109,500 option shares were granted at a price of $25.5625. In 1996, 215,000 option shares were granted at a price of $21.62. Options are granted at the fair market value of the underlying stock on the date of the grant. The 1997 and 1996 options are for a term of ten years from the date of the grant, and vest ratably over three year periods beginning with the date of the grant. All 1997 grants were outstanding at December 31, 1997. No option grants were made in 1995.

     During 1997 and 1996, 34,950 shares and 51,000 shares, respectively, of restricted stock were granted under the 1995 Stock Plan at the fair market value on the date of the grant. Compensation expense is recognized ratably over the vesting period of each grant which is typically five years.

     The following table presents a summary of stock option activity under the plans described above for the years ended December 31, 1995 through 1997:

                                                          SHARES          PRICE
                                                         --------         -----
Balance December 31, 1994..............................   687,744    $   2.80 - 13.32
Granted................................................        --                  --
Exercised..............................................   (54,478)       2.80 -  6.91
Forfeited..............................................   (18,094)       2.80 - 13.32
                                                         --------    ----------------
Balance December 31, 1995..............................   615,172    $   2.80 - 13.32
Granted................................................   215,000         21.62
Exercised..............................................  (297,072)       2.80 - 13.32
Forfeited..............................................        --                  --
                                                         --------    ----------------
Balance December 31, 1996..............................   533,100    $   2.80 - 13.32
                                                         --------    ----------------
Granted................................................   109,500        25.5625
Exercised..............................................  (125,209)       2.80 - 21.62
Forfeited..............................................        --                  --
                                                         --------    ----------------
Balance December 31, 1997..............................   517,391    $ 2.80 - 25.5625
                                                         ========    ================

     At December 31, 1997, the weighted average exercise price and weighted average remaining contractual life for all outstanding options was $16.21 and
7.6 years, respectively. At December 31, 1997, options covering 133,491 shares were exercisable at a weighted average exercise price of $9.26.

     For the purposes of the fair value requirements of SFAS No. 123, a widely accepted option pricing model was used. If compensation expense for the Company's stock options granted in 1997 and 1996 had been determined based on the fair value at the grant date for the awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for the years ended December 31, 1997 and 1996 would have been $1.1 million, $0.05 per share and $0.8 million, $0.04 per share, respectively.

NOTE 16--SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The following table sets forth selected quarterly financial data for 1997 and 1996.

                                                      1ST        2ND         3RD          4TH
                         1997                       QUARTER    QUARTER    QUARTER(1)    QUARTER
                         ----                       -------    -------    ----------    -------
    Sales.........................................  $73,708    $75,034     $86,438      $83,350
    Gross profit..................................   15,776     16,721      19,814       20,532
    Operating income..............................   12,346     13,218      15,213       15,538
    Net income....................................   10,918     12,090      22,542       14,535
    Net income per share:
      Basic.......................................     0.54       0.59        1.10         0.71
      Diluted.....................................     0.52       0.57        1.08         0.69

                                                      1ST        2ND         3RD          4TH
                         1996                       QUARTER    QUARTER    QUARTER(1)    QUARTER
                         ----                       -------    -------    ----------    -------
    Sales.........................................  $54,597    $58,310     $64,479      $73,971
    Gross profit..................................    9,347     10,280      11,625       14,357
    Operating income..............................    6,432      7,410       8,660       11,228
    Net income....................................    4,556      5,981      10,838       10,384
    Net income per share:
      Basic.......................................     0.30       0.33        0.54         0.51
      Diluted.....................................     0.29       0.32        0.53         0.50

---------

(1) Net income was favorably affected by the recognition of a $8.7 million income tax benefit in 1997 and a $2.6 million tax benefit in 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this report, information concerning the directors of the Company is incorporated by reference to "Election of Directors" on pages 5 through 8 of the 1998 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to "The Board of Directors--Compensation of Directors" on page 5 and Executive Compensation" on pages 11 through 13, of the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to "Other Information--Security Ownership" on page 10 of the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to "Other Information--Certain Transactions" on page 17 of the 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) AND (2) FINANCIAL STATEMENTS

     See "Financial Statements."

     (3) SEE INDEX TO EXHIBITS.

(B) REPORT ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1997

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

Dated: March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE AND TITLE                                       DATE
                    -------------------                                       ----
CRAIG R. ANDERSSON, Director;
NEIL A. ARMSTRONG, Director;
DANIEL I. BOOKER, Director;
RONALD L. GALLATIN, Director;
CHARLES C. GEDEON, Director;
ROBERT M. HERNANDEZ, Director;
DANA J. JOHNSON, Director;
JOHN H. ODLE, Director;
TIMOTHY G. RUPERT, Director;
WESLEY W. VON SCHACK, Director

By                   /s/ TIMOTHY G. RUPERT                               March 25, 1998
   ---------------------------------------------------------
                        T. G. Rupert
               Director and Attorney-in-Fact

                     /s/ TIMOTHY G. RUPERT                               March 25, 1998
------------------------------------------------------------
                        T. G. Rupert
                  Executive Vice President
               (Principal Executive Officer)

                       /s/ JOHN H. ODLE                                  March 25, 1998
------------------------------------------------------------
                        John H. Odle
                  Executive Vice President
               (Principal Executive Officer)

                     /s/ TIMOTHY G. RUPERT                               March 25, 1998
------------------------------------------------------------
                        T. G. Rupert
     Executive Vice President & Chief Financial Officer
        (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

                                                                           SEQUENTIAL
EXHIBIT                                                                       PAGE
  NO.                             DESCRIPTION                                NUMBER
  ---                             -----------                                ------
   2.0    Amended and Restated Reorganization Agreement, incorporated by reference to Exhibit 2.1 to the Company's Registration
          Statement on Form S-1 No. 33-30667 Amendment No. 1.
   3.1    Articles of Incorporation of the Company, as amended March
          31, 1994, incorporated by reference to Exhibit 3.1 to the
          Company's Quarterly Report on Form 10-Q for the quarterly
          period ended June 30, 1994.
   3.2    Amended Code of Regulations of the Company, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1993.
   4.1    Credit Agreement between RMI Titanium Company and PNC Bank,
          National Association dated as of April 15, 1996,
          incorporated by reference to Exhibit 4.1 to the Company's
          Registration Statement on Form S-3 No. 333-01553 Amendment
          No. 2.
  10.1    Agreement for the sale and purchase of titanium
          tetrachloride between SCM Chemicals, Inc., and RMI Titanium
          Company dated March 9, 1993, incorporated by reference to
          Exhibit 10.13 to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1992.+
  10.2    Agreement for the supply, purchase and sale of chlorine
          between SCM Chemicals, Inc., and RMI Titanium Company dated as of November 13, 1990, incorporated by reference to
          Exhibit 10.3 to the Company's Annual Report on Form 10-K for
          the year ended December 31, 1990.
  10.3    RMI Company Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company's Registration
          Statement on Form S-1 No. 33-30667 Amendment No. 2.
  10.4    RMI Titanium Company 1989 Stock Option Incentive Plan,
          incorporated by reference to Exhibit 10.4 to the Company's
          Registration Statement on Form S-1 No. 33-30667 Amendment
          No. 2.
  10.5    RMI Titanium Company Supplemental Pension Plan effective
          August 1, 1987, and amended as of December 12, 1990,
          incorporated by reference to Exhibit 10.8 to the Company's
          Annual Report on Form 10-K for the year ended December 31,
          1990.
  10.6    RMI Titanium Company 1989 Employee Restricted Stock Award
          Plan, incorporated by reference to Exhibit 10.6 to the
          Company's Registration Statement on Form S-1, No. 33-30667
          Amendment No. 2.
  10.7    Amendment to RMI Titanium Company 1989 Employee Restricted
          Stock Award Plan, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year
          ended December 31, 1990.
  10.8    RMI Titanium Company Excess Benefits Plan effective July 18,
          1991, incorporated by reference to Exhibit 10.11 to the
          Company's Annual Report on Form 10-K for the year ended
          December 31, 1991.
  10.9    Sales Agreement for the supply of titanium sponge and plasma electrodes between Oregon Metallurgical Corporation and RMI
          Titanium Company dated as of August 8, 1994 incorporated by reference to Exhibit 10.9 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1995.+

                                                                           SEQUENTIAL
EXHIBIT                                                                       PAGE
  NO.                             DESCRIPTION                                NUMBER
  ---                             -----------                                ------
 10.10    Sales Agreement for the supply of titanium sponge between
          Osaka Titanium Co., Ltd., Sumitomo Corporation, Sumitomo
          Corporation of America, and RMI Titanium Company dated as of
          September 4, 1992 incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year
          ended December 31, 1995.+
 10.11    RMI Titanium Company 1995 Stock Plan incorporated by
          reference to Exhibit 10.11 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1995.
 10.12    Employment agreement, dated September 1, 1996, between the
          Company and John H. Odle, incorporated by reference to
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
          for the quarterly period ended September 30, 1996.
 10.13    Employment agreement, dated September 1, 1996, between the
          Company and T. G. Rupert, incorporated by reference to
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
          for the quarterly period ended September 30, 1996.
 10.14    Employment agreement dated May 20, 1997 between the Company and Harry B. Watkins, filed herewith.
 10.15    Employment agreement dated May 1, 1997 between the Company and Dawne S. Hickton, filed herewith.
 10.16    Registration Rights Agreement dated August 21, 1996 between the Company and USX Corporation, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
          10-Q for the quarterly period ended September 30, 1996.
    21    Subsidiaries of the Company.
  23.1    Consent of Price Waterhouse LLP.
    24    Powers of Attorney.
    27    Financial Data Schedule.
  27.1    Financial Statements of The RMI Employee Savings and
          Investment Plan for the year ended December 31, 1997 (to be filed by amendment).
  27.1    Financial Statements of The RMI Bargaining Unit Employee
          Savings and Investment Plan for the year ended December 31,
          1997 (to be filed by amendment).

---------

+ Confidential treatment has been requested.