Form 10-Q
period 1998-03-31
RMI TITANIUM CO
filed 1998-05-08
CIK 854663

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ------------------

Commission file number 1-10319

                              RMI TITANIUM COMPANY
             (Exact name of registrant as specified in its charter)

            OHIO                                      31-0875005
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

                               Yes  X      No __

     At May 1, 1998, 20,510,752 shares of common stock of the registrant were outstanding.

================================================================================

                              RMI TITANIUM COMPANY

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

                                     INDEX

                                                              PAGE
                                                              ----
PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:
     Introduction to Consolidated Financial Statements......    2
     Consolidated Statement of Income.......................    3
     Consolidated Balance Sheet.............................    4
     Consolidated Statement of Cash Flows...................    5
     Consolidated Statement of Shareholders' Equity.........    6
     Selected Notes to Consolidated Financial Statements....    7
Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition..................    9

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................   14
Signatures..................................................   15

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

                              RMI TITANIUM COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                QUARTER ENDED
                                                                  MARCH 31
                                                              -----------------
                                                               1998      1997
                                                               ----      ----
Sales.......................................................  $89,039   $73,708
Operating costs:
Cost of Sales...............................................   63,521    57,932
Selling, general and administrative expenses................    4,006     2,726
Research, technical and product development expenses........      847       704
                                                              -------   -------
     Total operating costs..................................   68,374    61,362
                                                              -------   -------
Operating income............................................   20,665    12,346
Other income-net............................................      542       165
Interest expense............................................       54        33
                                                              -------   -------
Income before income taxes..................................   21,153    12,478
Provision for income taxes (Note 3).........................    6,100     1,560
                                                              -------   -------
Net income..................................................  $15,053   $10,918
                                                              =======   =======
Net income per common share:
Primary.....................................................  $  0.73   $  0.54
                                                              =======   =======
Diluted.....................................................  $  0.73   $  0.52
                                                              =======   =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              (UNAUDITED)
                                                               MARCH 31     DECEMBER 31
                                                                 1998          1997
                                                              -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 41,059      $ 30,211
  Receivables -- less allowance for doubtful accounts of
     $1,084 and $1,064......................................     69,807        70,898
  Inventories...............................................    128,220       120,732
  Deferred tax asset........................................      1,211         4,811
  Other current assets......................................      5,873         5,903
                                                               --------      --------
     Total current assets...................................    246,170       232,555
  Property, plant and equipment, net of accumulated
     depreciation...........................................     47,059        43,034
  Noncurrent deferred tax asset.............................      5,157         5,157
  Other noncurrent assets...................................     10,430        10,563
                                                               --------      --------
     Total assets...........................................   $308,816      $291,309
                                                               ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 20,292      $ 25,346
  Accrued wages and other employee costs....................      9,229         8,024
  Other accrued liabilities.................................     20,693        14,361
                                                               --------      --------
     Total current liabilities..............................     50,214        47,731
Long-term debt..............................................         --            --
Accrued postretirement benefit cost.........................     19,376        19,376
Other noncurrent liabilities................................      2,850         3,029
                                                               --------      --------
     Total liabilities......................................     72,440        70,136
                                                               --------      --------
Shareholders' equity:
  Preferred Stock, no par value; 5,000,000 shares
     authorized; no shares outstanding......................         --            --
  Common Stock, $0.01 par value, 30,000,000 shares
     authorized; 21,088,053 and 21,022,253 shares issued....        210           210
  Additional paid-in capital................................    237,970       236,970
  Retained earnings (deficit)...............................      3,371       (11,682)
  Deferred compensation.....................................     (1,913)       (1,100)
  Treasury Common Stock at cost 577,301 and 575,485
     shares.................................................     (3,262)       (3,225)
                                                               --------      --------
Total shareholders' equity..................................    236,376       221,173
                                                               --------      --------
     Total liabilities and shareholders' equity.............   $308,816      $291,309
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

                              RMI TITANIUM COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                1998       1997
                                                                ----       ----
CASH PROVIDED FROM (USED IN) OPERATIONS:
Net income..................................................  $15,053    $10,918
Adjustment for items not affecting funds from operations:
  Depreciation..............................................    1,320      1,259
  Deferred taxes............................................    3,600      1,560
  Other-net.................................................      106        122
                                                              -------    -------
                                                               20,079     13,859
                                                              -------    -------
CHANGES IN ASSETS AND LIABILITIES (EXCLUDING CASH):
Receivables.................................................    1,091     (7,482)
Inventories.................................................   (7,488)    (2,068)
Accounts payable............................................   (5,054)     1,943
Other liabilities...........................................    7,358      1,821
Other assets................................................      163        200
                                                              -------    -------
                                                               (3,930)    (5,586)
                                                              -------    -------
     Cash from operating activities.........................   16,149      8,273
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (5,345)      (636)
                                                              -------    -------
     Cash used in investing activities......................   (5,345)      (636)
                                                              -------    -------
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Common Stock................       81        221
  Debt repayments...........................................       --     (2,930)
  Treasury Common Stock purchased...........................      (37)      (147)
                                                              -------    -------
  Cash from (used in) from financing activities.............       44     (2,856)
                                                              -------    -------
INCREASE IN CASH AND CASH EQUIVALENTS.......................   10,848      4,781
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............  $30,211    $ 5,944
                                                              -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $41,059    $10,725
                                                              =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for
     Interest (net of amounts capitalized)..................  $    10    $    21
     Income taxes...........................................  $     0    $   130
  Noncash financing activities:
     Issuance of restricted stock...........................  $   919    $   832

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              RMI TITANIUM COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                  ADDT'L.    RETAINED    TREASURY        EXCESS
                              SHARES      COMMON     DEFERRED     PAID-IN    EARNINGS     COMMON         MINIMUM
                            OUTSTANDING   STOCK    COMPENSATION   CAPITAL    (DEFICIT)    STOCK     PENSION LIABILITY
                            -----------   ------   ------------   --------   ---------   --------   -----------------
Balance at December 31,
  1996....................  20,290,550     $208      $  (557)     $234,958   $(71,767)   $(3,078)        $(1,028)
Shares issued for
  Directors'
Compensation..............       3,346       --           --            87         --         --              --
Shares issued for
  Restricted Stock Award
  Plans...................      34,950       --         (832)          832         --         --              --
Compensation expense
  recognized..............          --       --          289            --         --         --              --
Treasury Common Stock
  purchased at cost.......      (7,287)      --           --            --         --       (147)             --
Shares issued from
  exercise of employee
  stock options...........     125,209        2           --         1,093         --         --              --
Net income................          --       --           --            --     60,085         --              --
Excess minimum pension
  liability...............          --       --           --            --         --         --           1,028
                            ----------     ----      -------      --------   --------    -------         -------
Balance at December 31,
  1997....................  20,446,768     $210      $(1,100)     $236,970   $(11,682)   $(3,225)        $    --
Shares issued for
  Directors'
Compensation..............          --       --           --            --         --         --              --
Shares issued for
  Restricted Stock Award
  Plans...................      45,125       --         (919)          919         --         --              --
Compensation expense
  recognized..............          --       --          106            --         --         --              --
Treasury Common Stock
  purchased at cost.......      (1,816)      --           --            --         --        (37)             --
Shares issued from
  exercise of employee
  stock options...........      20,675       --           --            81         --         --              --
Net income................          --       --           --            --     15,053         --              --
Excess minimum pension
  liability...............          --       --           --            --         --         --              --
                            ----------     ----      -------      --------   --------    -------         -------
Balance at March 31,
  1998....................  20,510,752     $210      $(1,913)     $237,970   $  3,371    $(3,262)             --
                            ==========     ====      =======      ========   ========    =======         =======


                            COMPREHENSIVE
                               INCOME
                            -------------
Balance at December 31,
  1996....................     $    --
Shares issued for
  Directors'
Compensation..............          --
Shares issued for
  Restricted Stock Award
  Plans...................          --
Compensation expense
  recognized..............          --
Treasury Common Stock
  purchased at cost.......          --
Shares issued from
  exercise of employee
  stock options...........          --
Net income................      60,085
Excess minimum pension
  liability...............       1,028
                               -------
Balance at December 31,
  1997....................      61,113
                               =======
Shares issued for
  Directors'
Compensation..............          --
Shares issued for
  Restricted Stock Award
  Plans...................          --
Compensation expense
  recognized..............          --
Treasury Common Stock
  purchased at cost.......          --
Shares issued from
  exercise of employee
  stock options...........          --
Net income................      15,053
Excess minimum pension
  liability...............          --
                               -------
Balance at March 31,
  1998....................     $15,053
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

     On July 3, 1997, the Company acquired 90% of the common stock of Galt Alloys, Inc., a manufacturer of ferrotitanium and a producer and worldwide distributor of specialty alloys to ferrous and nonferrous customers. RMI's investment in Galt amounts to an initial cash investment of $3 million and an agreement to invest up to an additional $17 million to finance a major expansion program at Galt, which is expected to be completed in the next 12 months. Results of Galt's operations are consolidated with RMI as of the acquisition date.

NOTE 2--ORGANIZATION

     The Company is a successor to entities that have been operating in the titanium industry since 1958. In 1990, USX Corporation ("USX") and Quantum Chemical Corporation ("Quantum") transferred their entire ownership interest in the Company's immediate predecessor, RMI Company, an Ohio general partnership, to the Company in exchange for shares of the Company's Common Stock (the "Reorganization"). Quantum then sold its shares to the public. USX retained ownership of its shares. At March 31, 1998 approximately 27% of the outstanding common stock was owned by USX.

     In November, 1996, USX Corporation completed a public offering of its notes exchangeable February, 2000, for 5,483,600 shares of RMI Common Stock, owned by USX (or for an equivalent amount of cash at USX's option). Such shares represent all of the RMI Common Stock owned by USX.

NOTE 3--INCOME TAXES

     In the three month periods ended March 31, 1998 and 1997 the Company recorded an income tax provision of $6.1 million and $1.6 million, respectively. The effective tax rate for the three months ended March 31, 1998 and 1997 was approximately 29 percent and 12 percent, respectively. The difference between the statutory federal tax rate of 35 percent and the effective tax rate is principally due to adjustments to the deferred tax asset valuation allowance which existed at December 31 1997 and 1996 as it related to expected current year results. Because of available net operating loss carryforwards, the amount of current taxes expected to be paid in 1998 will be well below the level which could be expected by applying the statutory federal tax rate of 35% to pretax income.

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

NOTE 4--CONTINGENCIES

     In the ordinary course of business, the Company is subject to environmental laws and regulations concerning the production, handling, storage, transportation, emission, and disposal of waste materials and is also subject to other federal and state laws and regulations regarding health and safety matters. These laws and regulations are constantly evolving, and it is not currently possible to predict accurately the ultimate effect these laws and regulations will have on the Company in the future.

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

     With regard to the Fields Brook Superfund Site, the Company, together with 31 other companies, has been identified by the EPA as a potentially responsible party ("PRP") under Comprehensive Environmental Response, Compensation Liability Act ("CERCLA") with respect to a superfund site defined as the Fields Brook Watershed in Ashtabula, Ohio, which includes the Company's now closed Ashtabula facilities. The EPA's 1986 estimate of the cost of remediation of the Fields Brook operable sediment unit was $48 million. Recent studies, together with improved remediation technology and redefined cleanup standards have resulted in a more recent estimate of the remediation cost of approximately $25 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

     The EPA, beginning in March 1989, ordered 22 of the PRPs to conduct a design phase study for the sediment operable unit and a source control study. These studies are nearly complete. The Company, working cooperatively with fourteen others in accordance with two separate agreements, is complying with the order. The Company has accrued and has been paying its portion of the cost of such compliance. It is anticipated that the studies will be completed no earlier than mid 1998. Actual cleanup will not commence prior to 1999. The Company's share of the study costs has been established at 9.95%. In June, 1995, the Company and twelve others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, the actual percentage may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

     At March 31, 1998, the amount accrued for future environmental-related costs was $2.9 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.9 million to $6.7 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has been receiving contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these foregoing contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

NOTE 5--INVENTORIES:

                                                                (DOLLARS IN THOUSANDS)
                                                          MARCH 31, 1998
                                                           (UNAUDITED)     DECEMBER 31, 1997
                                                           -----------     -----------------
Raw material and supplies...............................     $ 62,284          $ 55,542
Work-in-process and finished goods......................       96,208            95,462
Adjustments to LIFO values..............................      (30,272)          (30,272)
                                                             --------          --------
                                                             $128,220          $120,732
                                                             ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. Such forward-looking statements include, without limitation, statements regarding the future availability and prices of raw materials, the competitiveness of the titanium industry, demand for the Company's products, the historic cyclicality of the titanium and aerospace industries, uncertain defense spending, long-term supply agreements, the ultimate determination of pending trade petitions, global economic conditions, the Company's order backlog and the conversion of that backlog into revenue and other statements contained herein that are not historical facts. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These and other risk factors are set forth below in the "Outlook" section, as well as being described in the Company's other filings with the Securities and Exchange Commission ("SEC") over the last 12 months, copies of which are available from the SEC or may be obtained upon request from the Company.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

NET SALES

     Net sales increased to $89.0 million, or 21% for the three months ended March 31, 1998 compared to net sales of $73.7 million in the corresponding 1997 period. This sales increase is due primarily to increased average selling prices for titanium mill products, and a shift in product mix to more value added products such as sheet and plate, and away from commodity type products such as billet and bloom. Shipments of titanium mill products in the first quarter of 1998 amounted to 4.9 million pounds compared to 4.8 million pounds in the first quarter of 1997. Average selling prices on mill products in the first quarter of 1998 increased by approximately 10% to $15.06 per pound from $13.75 per pound in the first quarter of 1997. Pricing on incoming orders for titanium mill products continues to show improvement.

GROSS PROFIT

     Gross profit amounted to $25.5 million, or 28.7% of sales for the quarter ended March 31, 1998 compared to a gross profit of $15.8 million or 21.4% of sales for the comparable 1997 period. This improvement results primarily from increased profit margins on titanium mill products resulting from higher average selling prices and a more favorable product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $4.0 million for the quarter ended March 31, 1998 compared to $2.7 million for the same quarter in 1997. Research, technical and product development expenses amounted to $0.8 million in the first quarter of 1998 compared to $0.7 million in the first quarter of 1997. The increase in selling, general and administrative expenses is due primarily to increased levels of business activity and the acquisition of Galt Alloys, Inc. Selling, general and administrative expenses together with research, technical and product development expenses amounted to approximately 5.5% of sales in the first quarter of 1998 compared to 4.7% of sales in the comparable 1997 period.

OPERATING INCOME

     Operating income for the three months ended March 31, 1998 amounted to $20.7 million, or 23.2% of sales compared to $12.3 million or 16.7% of sales in the same period of 1997. This improvement results primarily from significant increases in profit margins on mill products.

INCOME TAXES

     In the first quarter of 1998, the Company recorded an income tax provision of $6.1 million compared to a provision of $1.6 million in the first quarter of 1997. The effective federal tax rate for the first quarter of 1998 was approximately 29%. The effective tax rate in the first quarter of 1997 was approximately 12%. The difference between the statutory tax rate of 35% and the effective tax rate for both the first quarter of 1998 and 1997 is principally due to adjustments to the deferred tax asset valuation allowance which existed at the preceding December 31 as it related to expected current year results. Because of the availability of net operating loss carryforwards to offset current taxable income, the amount of current taxes expected to be paid in 1998 will be well below the amount which could be expected by applying the statutory federal tax rate of 35% to pretax income. See "Income Tax Considerations" and "SFAS No. 109 Effects" below.

NET INCOME

     Net income for the quarter ended March 31, 1998 amounted to $15.1 million or 17% of sales compared to $10.9 million, or 14.8% of sales in the comparable 1997 period.

OUTLOOK

     During the last three years, and continuing into 1998, the U.S. titanium industry has experienced a significant increase in demand and pricing for titanium mill products. This increase in demand has resulted primarily from an unprecedented increase in demand from the commercial aerospace markets. During the 1995-1997 period, most commercial airlines have reported stronger operating profits. In order to meet increasing passenger load demands and the need to replace older, less efficient aircraft, commercial airlines have been placing orders for new and replacement aircraft at near record levels, and the leading manufacturers of commercial aircraft have announced increased build and delivery rates for certain aircraft. However, changing global or industry economic conditions could cause the commercial airline industry or the aircraft manufacturers to re-evaluate aircraft orders, thus affecting aircraft build rates and the related demand for titanium mill products. RMI can give no assurances as to the extent or duration of the increased demand in the commercial aerospace market or the extent to which such recovery will result in additional demand for titanium products.

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

     The Company's total order backlog as of March 31, 1998 was approximately $388 million, compared to $383 million at December 31, 1997.

     Beginning in the second half of 1995 and continuing into 1998, the Company has experienced a significant increase in the volume of incoming orders at improving prices. The Company estimates that as of March 31, 1998, orders for substantially all of its anticipated 1998 shipments have been booked or shipped at average prices greater than its 1997 average realized mill product selling price of $14.23 per pound. The Company's average realized mill product selling price increased to $15.06 per pound in the first three months of 1998 compared to $13.75 per pound in the first three months of 1997. The Company is currently booking orders for titanium mill products for delivery in the first half of 1999. The increase in demand has been driven primarily by increased demand from the commercial aerospace market.

     Assuming a continuing robust aerospace market, RMI expects to continue as a significant participant in the aerospace markets, and together with its new market development efforts and expected growth in nonaerosapce application for titanium believes, but cannot guarantee, it will be able to replace the reduced Boeing supply community business. However, because of the titanium industry's long-term supply and pricing arrangements with Boeing and others, aerospace customers have become more resistant to significant price increases. While higher average selling prices are anticipated for 1998, the Company does not anticipate that the rate of pricing improvements in recent years can be sustained indefinitely.

     The increase in demand for titanium products has put upward pressure on prices for certain raw materials used by the Company. Prices for the Company's 1998 titanium sponge requirements have been set under long-term supply contracts and short-term arrangements. In the aggregate, the Company expects average prices for titanium sponge purchases in 1998 will approximate 1997 levels. Due to the increase in demand for titanium mill products, overall demand for titanium scrap, which accounts for approximately 40% of the Company's raw material requirements has also increased. Increased scrap generation by fabricators could increase supplies and thereby put downward pressure on future scrap prices; however, there is no certainty that supplies will increase or be offset by other factors. Prices of certain alloying agents have also increased as a result of increased demand. The Company has announced increased prices and the implementation of metallic surcharges to recover increased raw material costs, although there can be no assurances that the Company will continue to be able to recover these costs.

     The Company anticipates that, due to a three-week outage at its rolling mill in April, second quarter 1998 shipments of plate and sheet will be reduced by approximately 400,000 pounds impacting second quarter earnings. The shipments are expected to be made up in the third and fourth quarters and, therefore, are not expected to have an impact on 1998 annual earnings.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows from operating activities totaled $16.1 million in the first three months of 1998 compared to $8.3 million in the first three months of 1997. The change in net cash flows from operating activities in the first three months of 1998, compared to the comparable 1997 period was due primarily to significantly improved results of operations. Working capital amounted to $196.0 million at March 31, 1998, compared to $184.8 million at December 31, 1997. The increase in working capital results primarily from increases in cash and inventory partially offset by increases in current liabilities. The Company's working capital ratio was 4.9 to 1 at March 31, 1998.

     During the first three months of 1998 and the comparable 1997 period, the Company's cash flow requirements for capital expenditures were funded by cash provided from operating activities.

     The Company anticipates that it will be able to fund its 1998 working capital requirements and its capital expenditures from funds generated by operations. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing if needed.

     The Company is currently negotiating a new credit agreement to replace its current $50 million unsecured revolving credit facility which matures April 14, 1999. There are currently no borrowings outstanding under the facility. An agreement is expected to be in place by the end of the second quarter 1998.

INCOME TAX CONSIDERATIONS

     SECTION 382 LIMITATION. At December 31, 1997, the Company had net operating loss carryforwards of approximately $43 million available to reduce federal taxable income through 2006. If an "ownership change" were to occur, the utilization of net operating loss carryforwards would be subject to an annual limitation. Generally, an ownership change occurs with respect to a corporation if shareholders who own, directly or indirectly, 5% or more of the capital stock of the corporation increase their aggregate percentage ownership of such stock by more than 50 percentage points over the lowest percentage of such stock owned by such shareholders at any time during a prescribed testing period. An ownership change could result from equity transactions such as exercises of stock options, purchases or sales of Common Stock by certain stockholders, including USX and other issuances of Common Stock by the Company. If the annual limitation were to apply, the amount of the limitation would generally equal the product of (i) the fair market value of the Company's equity immediately prior to the ownership change, with certain adjustments, including a possible adjustment to exclude certain capital contributions made in the two years preceding the date of the ownership change, and (ii) a long-term tax exempt bond rate of return published monthly by the Internal Revenue Service. Should the annual limitation apply, the Company believes that it would not materially affect the potential use of the net operating loss carryforwards to reduce any future income tax liabilities over time; however, it is possible that the Company's results in a particular year could exceed the annual limitation, in which case such excess would not be reduced by the net operating loss carryforward and the Company's tax liability would be correspondingly higher.

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

     When preparing future periods' interim and annual financial statements, the Company will periodically evaluate its strategic and business plans, in light of evolving business conditions, and the valuation allowance will be adjusted for future income expectations resulting from that process, to the extent different from those inherent in the current valuation allowance. In making an assessment of realizability at March 31, 1998, the Company considered a number of factors including the improved profitability in 1998 as a result of increased sales, product pricing and gross margins, when compared to expectations inherent in the December 31, 1997 valuation allowance. Accordingly, the valuation allowance was adjusted for the difference between such revised future income expectations and those inherent in the valuation allowance at December 31, 1997.

     At December 31, 1997, approximately $16 million of the available net operating loss carryforwards had not yet been recognized for SFAS 109 purposes. If the Company were to achieve operating results in 1998 similar to those achieved in 1997, the remaining valuation allowance relating to net operating loss carryforwards would be recognized in the effective rate calculation for the year, resulting in an effective book tax rate below the statutory federal rate of 35%, but somewhat higher than the 1997 effective rate of 10.3%. Should this occur, the entire amount of the Company's net operating loss carryforwards will be utilized for SFAS 109 purposes in 1998.

     For federal income tax return purpose, the amount of remaining net operating loss carryforwards at December 31, 1997 amounted to approximately $43 million, which are available to offset future taxable income. If the Company were to generate sufficient taxable income, the currently available net operating loss carryforwards could be fully utilized in 1998. Because of the availability of these net operating loss carryforwards to offset taxable income, the Company estimates that actual cash payments for federal income taxes in 1998 will be well below the level which could be expected by applying the statutory federal tax rate of 35% to pretax income.

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

     At March 31, 1998, the amount accrued for future environment-related costs was $2.9 million. Based on available information, RMI believes its share of potential environmental-related costs, before expected contributions from third parties, is in a range from $3.9 million to $6.7 million, in the aggregate. The amount accrued is net of expected contributions from third parties (which does not include any amounts from insurers) of approximately $2.1 million, which the Company believes are probable. The Company has received contributions from such third parties for a number of years as partial reimbursement for costs incurred by the Company. As these proceedings continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these projects.

     The ultimate resolution of these environmental matters could individually, or in the aggregate, be material to the consolidated financial statements. However, management believes that the Company will remain a viable and competitive enterprise even though it is possible that these matters could be resolved unfavorably.

CAPITAL EXPENDITURES

     Gross capital expenditures the first three months of 1998 and 1997 amounted to $5.3 and $0.6 million, respectively. The Company has anticipated capital spending of approximately $35 to $40 million in 1998. RMI anticipates that current capital spending plans can be funded using cash provided from internally generated sources. New Accounting Standards

NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Company adopted the provisions of SFAS No. 130 in its consolidated financial statements for the three months ending March 31, 1998. SFAS No. 131 requires certain disclosures about segment information in interim and annual financial statements and related information about products and services, geographic areas and major customers. The Company must adopt the provisions of SFAS No. 131 for its consolidated financial statements for the year ending December 31, 1998.

YEAR 2000 COMPLIANCE

     The Company has and will continue to make certain investments in its application software to ensure the Company is Year 2000 compliant. In addition, the Company is monitoring the compliance efforts of entities with which it interacts. The Company estimates that approximately 90% of its internally developed proprietary software has been modified to make it Year 2000 compliant. While it is not possible at present to accurately estimate the incremental cost of this effort, the Company does not anticipate it will have a material impact on the long-term results of operations, liquidity or consolidated financial position of the Company. This discussion of RMI's efforts and management's expectations relating to the effect of Year 2000 compliance on operating results are forward looking statements. RMI's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review. In addition, RMI has limited or no control over the actions of proprietary software vendors and other entities with which it interacts. Therefore, Year 2000 compliance problems experienced by these entities could adversely affect the results of the Company.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders was held on April 24, 1998. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

     1. All nominees for directors listed in the proxy statement were elected. Listed below are the names of each director elected, together with their individual vote totals.

                                                                 VOTES         VOTES
                                                                  FOR        WITHHELD
                                                               ----------    ---------
        Craig R. Andersson...................................  16,274,540    2,183,269
        Neil A. Armstrong....................................  16,273,933    2,183,876
        Daniel I. Booker.....................................  16,299,653    2,158,174
        Ronald L. Gallatin...................................  16,298,719    2,159,090
        Charles C. Gedeon....................................  16,272,610    2,185,199
        Robert M. Hernandez..................................  16,067,088    2,390,721
        Dana J. Johnson......................................  16,288,828    2,168,981
        John H. Odle.........................................  16,275,385    2,182,424
        Timothy G. Rupert....................................  16,274,585    2,183,224
        Wesley W. von Schack.................................  16,298,933    2,158,876

     2. Price Waterhouse LLP was elected as independent accountants for 1998:
        For, 16,544,987; against 17,597; abstained; 1,895,225.

     3. Proposal to amend the Company's Articles of Incorporation to increase the authorized number of Common Shares from 30,000,000 to 80,000,000. A 2/3 majority of all outstanding shares eligible to vote was required to amend the Articles of Incorporation. 12,669,653 shares (62% of the outstanding shares) voted for and 5,100,028 shares (25% of the outstanding shares) voted against the proposal. 2,710,000 shares abstained from voting or were not voted. The required 2/3 majority was not obtained and the proposal was not approved.

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

     10.1 Employment agreement, dated March 6, 1998 between the Company and Lawrence W. Jacobs, filed herewith.

      27 Financial Data Schedule

  (b) There were no reports on Form 8-K filed for the quarter ended March 31, 1998.

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

Date: May 8, 1998
                                          By:       /s/ T. G. RUPERT

                                            ------------------------------------
                                                        T. G. Rupert
                                             Executive Vice President & Chief
                                                    Financial Officer