Form 10-K/A
period 1997-12-31
RMI TITANIUM CO
filed 1998-06-29
CIK 854663

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

                                  FORM 10-K/A
                               AMENDMENT NO. 1 TO
                                 ANNUAL REPORT
                                       ON
                                   FORM 10-K
                               FOR THE YEAR ENDED
                               DECEMBER 31, 1997
                                       OF

                              RMI TITANIUM COMPANY

     Pursuant to Rule 12b-15, promulgated under the Securities Exchange Act of 1934, RMI Titanium Company hereby amends each of the following Items of its Annual Report on Form 10-K for the year ended December 31, 1997, so that, as amended, such Items read as set forth herein.

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

                                                                           SEQUENTIAL
EXHIBIT                                                                       PAGE
  NO.                             DESCRIPTION                                NUMBER
  ---                             -----------                                ------
 10.10    Sales Agreement for the supply of titanium sponge between
          Osaka Titanium Co., Ltd., Sumitomo Corporation, Sumitomo
          Corporation of America, and RMI Titanium Company dated as of
          September 4, 1992 incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year
          ended December 31, 1995.+
 10.11    RMI Titanium Company 1995 Stock Plan incorporated by
          reference to Exhibit 10.11 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1995.
 10.12    Employment agreement, dated September 1, 1996, between the
          Company and John H. Odle, incorporated by reference to
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
          for the quarterly period ended September 30, 1996.
 10.13    Employment agreement, dated September 1, 1996, between the
          Company and T. G. Rupert, incorporated by reference to
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
          for the quarterly period ended September 30, 1996.
 10.14    Employment agreement, dated May 20, 1997, between the
          Company and Harry B. Watkins.
 10.15    Employment agreement dated May 1, 1997 between the Company and Dawne S. Hickton.
 10.16    Registration Rights Agreement dated August 21, 1996 between the Company and USX Corporation, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
          10-Q for the quarterly period ended September 30, 1996.
    21    Subsidiaries of the Company.
  23.1    Consent of Price Waterhouse LLP.
    24    Powers of Attorney.
    27    Financial Data Schedule.
  99.1    Financial Statements of The RMI Titanium Company Employee
          Savings and Investment Plan for the year ended December 31,
          1997 (filed herewith).
  99.2    Financial Statements of The RMI Titanium Company Bargaining
          Unit Employee Savings and Investment Plan for the year ended
          December 31, 1997 (filed herewith).

---------

+ Confidential treatment has been requested.

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-38559) of RMI Titanium Company of our report dated June 15, 1998, appearing on page 1 of the Annual Report of The RMI Titanium Company Employee Savings and Investment Plan which appears as Exhibit 99.1 to the Annual Report on Form 10-K of RMI Titanium Company for the year ended December 31, 1997, as amended by this Form 10-K/A. We also consent to the incorporation by reference in the Registration Statement on Form S8 (No. 33-38340) of RMI Titanium Company of our report dated June 15, 1998, appearing on page 1 of the Annual Report of The RMI Titanium Company Bargaining Unit Employees Savings and Investment Plan which appears as Exhibit 99.2 to the Annual Report on Form 10-K of RMI Titanium Company for the year ended December 31, 1997, as amended by this Form 10-K/A.

PRICE WATERHOUSE LLP

Pittsburgh, Pennsylvania
June 29, 1998

                              RMI TITANIUM COMPANY

                      EMPLOYEE SAVINGS AND INVESTMENT PLAN

                                 ANNUAL REPORT

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                  EXHIBIT 99.1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Participants and Administrator
of RMI Titanium Company Employee
Savings and Investment Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the RMI Titanium Company Employee Savings and Investment Plan (the Plan) at December 31, 1997 and 1996, and the changes in net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Schedules I and II is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by the Employee Retirement Income Security Act of 1974. The Fund Information in the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the changes in net assets available for benefits of each fund. Schedules I and II and the Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

PRICE WATERHOUSE LLP

Pittsburgh, Pennsylvania
June 15, 1998

                              RMI TITANIUM COMPANY

                      EMPLOYEE SAVINGS AND INVESTMENT PLAN
                 STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

                           DECEMBER 31, 1997 AND 1996

                                                                 1997           1996
                                                                 ----           ----
Investments, at fair value:
  Fidelity Magellan Fund....................................  $ 3,832,989    $3,270,017
  Fidelity Growth and Income Fund...........................      949,783            --
  Fidelity Low Priced Stock Fund............................      274,580            --
  Fidelity Worldwide Fund...................................      442,289            --
  Fidelity Managed Income Portfolio.........................    3,148,444            --
  Spartan U.S. Equity Index Fund............................      775,667            --
  CIGNA Income and Growth Account...........................           --       115,611
  CIGNA Stock Market Index Account..........................           --       343,352
  CIGNA International Equity Account........................           --       469,416
  RMI Titanium Company Common Stock Account.................      664,626       471,950
  Participant Loans Receivable..............................      170,807       180,311
                                                              -----------    ----------
                                                               10,259,185     4,850,657
Investments, at contract value:
  CIGNA Guaranteed "Long-Term" Account......................           --     3,425,458
                                                              -----------    ----------
  Net assets available for benefits.........................  $10,259,185    $8,276,115
                                                              ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                              RMI TITANIUM COMPANY

                      EMPLOYEE SAVINGS AND INVESTMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                 FIDELITY    FIDELITY                 FIDELITY      SPARTAN
                                     FIDELITY    GROWTH &   LOW PRICED   FIDELITY     MANAGED     U.S. EQUITY
                                     MAGELLAN     INCOME      STOCK      WORLDWIDE     INCOME        INDEX
                                       FUND        FUND        FUND        FUND      PORTFOLIO       FUND
                                       ----        ----        ----        ----      ---------       ----
Employees' contributions..........  $  180,765   $164,722    $100,046    $ 39,982    $  131,496    $121,562
                                    ----------   --------    --------    --------    ----------    --------
Investment income:
  Interest and dividend income....     291,630     36,997      12,372      43,629       172,987      27,798
  Net appreciation (depreciation)
     in fair value of
     investments..................     549,414     94,692      13,523        (533)           --     108,858
                                    ----------   --------    --------    --------    ----------    --------
                                       841,044    131,689      25,895      43,096       172,987     136,656
  Transfers.......................    (421,005)   664,841     149,519     359,674     2,989,125     517,925
                                    ----------   --------    --------    --------    ----------    --------
     Total net additions
       (deductions)...............     600,804    961,252     275,460     442,752     3,293,608     776,143
                                    ----------   --------    --------    --------    ----------    --------
Participant's benefits paid.......     (37,832)   (11,469)       (880)       (463)     (145,164)       (476)
                                    ----------   --------    --------    --------    ----------    --------
     Total net deductions.........     (37,832)   (11,469)       (880)       (463)     (145,164)       (476)
                                    ----------   --------    --------    --------    ----------    --------
Increase (decrease) in net
  assets..........................     562,972    949,783     274,580     442,289     3,148,444     775,667
Net assets available for benefits:
  Beginning of year...............   3,270,017         --          --          --            --          --
                                    ----------   --------    --------    --------    ----------    --------
  End of year.....................  $3,832,989   $949,783    $274,580    $442,289    $3,148,444    $775,667
                                    ==========   ========    ========    ========    ==========    ========

   The accompanying notes are an integral part of these financial statements.

    CIGNA         CIGNA        CIGNA         CIGNA         RMI
 GUARANTEED     INCOME &       STOCK        INT'L.     TITANIUM CO.   PARTICIPANT
 "LONG-TERM"     GROWTH     MARKET INDEX    EQUITY     COMMON STOCK      LOANS
   ACCOUNT       ACCOUNT      ACCOUNT       ACCOUNT      ACCOUNT      RECEIVABLE       TOTAL
   -------       -------      -------       -------      -------      ----------       -----
 $    17,514    $   1,779    $   3,090     $   3,351     $ 21,157      $     --     $   785,464
 -----------    ---------    ---------     ---------     --------      --------     -----------
      18,281           --           --            --           --        12,778         616,472
          --        5,128       22,647        (1,014)      97,544            --         890,259
 -----------    ---------    ---------     ---------     --------      --------     -----------
      18,281        5,128       22,647        (1,014)      97,544        12,778       1,506,731
  (3,456,342)    (122,518)    (366,094)     (471,753)      76,590       (12,444)        (92,482)
 -----------    ---------    ---------     ---------     --------      --------     -----------
  (3,420,547)    (115,611)    (340,357)     (469,416)     195,291           334       2,199,713
 -----------    ---------    ---------     ---------     --------      --------     -----------
      (4,911)          --       (2,995)           --       (2,615)       (9,838)       (216,643)
 -----------    ---------    ---------     ---------     --------      --------     -----------
      (4,911)          --       (2,995)           --       (2,615)       (9,838)       (216,643)
 -----------    ---------    ---------     ---------     --------      --------     -----------
  (3,425,458)    (115,611)    (343,352)     (469,416)     192,676        (9,504)      1,983,070
   3,425,458      115,611      343,352       469,416      471,950       180,311       8,276,115
 -----------    ---------    ---------     ---------     --------      --------     -----------
 $        --    $      --    $      --     $      --     $664,626      $170,807     $10,259,185
 ===========    =========    =========     =========     ========      ========     ===========

                              RMI TITANIUM COMPANY

                      EMPLOYEE SAVINGS AND INVESTMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                      CIGNA                    RMI
                                CIGNA                      CIGNA      STOCK      CIGNA     TITANIUM CO.
                              GUARANTEED      FIDELITY    INCOME &    MARKET     INT'L.       COMMON      PARTICIPANT
                             "LONG-TERM"      MAGELLAN     GROWTH     INDEX      EQUITY       STOCK          LOANS
                               ACCOUNT          FUND      ACCOUNT    ACCOUNT    ACCOUNT      ACCOUNT      RECEIVABLE      TOTAL
                               -------          ----      -------    -------    -------      -------      ----------      -----
Employees'
  contributions..........     $  280,921     $  230,252   $ 49,164   $ 61,842   $ 61,977     $ 18,006      $     --     $  702,162
                              ----------     ----------   --------   --------   --------     --------      --------     ----------
Investment income:
  Interest and dividend
    income...............        179,432        520,722         --         --         --           --        13,670        713,824
  Net appreciation
    (depreciation) in
    fair value of
    investments..........             --       (172,095)     9,192     34,617     40,762      391,245            --        303,721
                              ----------     ----------   --------   --------   --------     --------      --------     ----------
                                 179,432        348,627      9,192     34,617     40,762      391,245        13,670      1,017,545
  Transfers..............        168,113       (399,178)   (14,403)   168,839     22,636      (48,067)       52,406        (49,654)
                              ----------     ----------   --------   --------   --------     --------      --------     ----------
    Total net additions
      (deductions).......        628,466        179,701     43,953    265,298    125,375      361,184        66,076      1,670,053
                              ----------     ----------   --------   --------   --------     --------      --------     ----------
Participant's benefits
  paid...................       (173,423)      (120,802)   (14,122)        (3)   (32,064)     (80,709)           --       (421,123)
                              ----------     ----------   --------   --------   --------     --------      --------     ----------
    Total net
      deductions.........       (173,423)      (120,802)   (14,122)        (3)   (32,064)     (80,709)           --       (421,123)
                              ----------     ----------   --------   --------   --------     --------      --------     ----------
Increase (decrease) in
  net assets.............        455,043         58,899     29,831    265,295     93,311      280,475        66,076      1,248,930
Net assets available for
  benefits:
  Beginning of year......      2,970,415      3,211,118     85,780     78,057    376,105      191,475       114,235      7,027,185
                              ----------     ----------   --------   --------   --------     --------      --------     ----------
  End of year............     $3,425,458     $3,270,017   $115,611   $343,352   $469,416     $471,950      $180,311     $8,276,115
                              ==========     ==========   ========   ========   ========     ========      ========     ==========

   The accompanying notes are an integral part of these financial statements.

                              RMI TITANIUM COMPANY
                      EMPLOYEE SAVINGS AND INVESTMENT PLAN
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 1--SUMMARY OF ACCOUNTING POLICIES:

ACCOUNTING METHOD

     The financial statements of the RMI Titanium Company Employee Savings and Investment Plan (the Plan) use the accrual method of accounting.

USE OF ESTIMATES

     Generally accepted accounting principles require management to make certain estimates and assumptions relating primarily to the fair market value of certain Plan assets. For additional information on the fair market value of Plan assets see "Investments" below.

INVESTMENTS

     Effective February 1, 1997, RMI Titanium Company (the Company) changed the Plan Recordkeeper from CIGNA to Fidelity Investments Institutional Operations Company, Inc. (FIIOC). Concurrently, new investment options in Fidelity managed funds were made available to plan participants. Existing balances in CIGNA managed funds were transferred to the Fidelity Fund most closely matching the stated investment strategy. The RMI Titanium Company Common Stock investment option was retained.

     Available investment options at 12-31-97 are as follows:

         RMI Titanium Company Common Stock
         Fidelity managed mutual fund accounts:
              Fidelity Magellan Fund
              Fidelity Growth and Income Fund
              Fidelity Low Priced Stock Fund
              Fidelity Worldwide Fund
              Spartan U.S. Equity Index Fund
         Fidelity Managed Income Portfolio
              (stable value fund)

     Investments in Fidelity managed funds and RMI Titanium Company Common Stock are valued at fair market value based on published quotations. For the year ended December 31, 1996, the guaranteed investment contract was valued at contract value, which approximated market value, and included approximately $50,000 of assets which were allocated in accordance with participants chosen investment elections in effect at the time the funds were withheld. Security transactions are recorded as of the settlement date. All CIGNA managed funds were valued by CIGNA based on the published quotations of the underlying investments within each of the funds and reflected current market value.

FUNDING

     The Plan is funded by contributions from the participating employees of the Company. The costs of administering the Plan and the trust are borne by the Company.

PAYMENT OF BENEFITS

     Benefits are recorded when paid.

NOTE 2--DESCRIPTION OF PLAN:

GENERAL

     The Plan Sponsor is the Company. The Company is a successor to entities that have been operating in the titanium industry since 1958. The Company's operations are conducted primarily in one business segment, the production and marketing of titanium metal and related products.

     The following description of the Plan provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

     The Plan is a defined contribution plan covering full-time salaried, nonrepresented employees who are at least 21 years of age and have one year of service. Effective July 1, 1996, eligibility was amended to at least 21 years of age and three months of service. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

CONTRIBUTIONS

     Participants may contribute from 1% to 15% of salary through payroll deduction. Pre-tax contributions are subject to annual limitations as prescribed by law ($9,500 in 1996 and 1997). Certain highly compensated participants, as defined by the Internal Revenue Code, may contribute from 1% to 7% of salary through payroll deduction. Contributions are directed by the participants into any one or all of the investment options. Participants may change their elections of investment funds by calling the recordkeeper directly. Participants are 100% vested in their accounts at all times.

PAYMENT OF BENEFITS

     Participants or their beneficiaries are entitled to the full current value of their account in the Plan upon:

         Retirement;
         Termination of Employment with the Company;
         or Death

     Participants may also make written application to the administrator for withdrawal of all or a portion of their account balance for certain limited situations qualifying as financial hardships under Internal Revenue Service guidelines in effect at the time of withdrawal.

PARTICIPANT LOANS RECEIVABLE

     Participants may borrow from their accounts a minimum of $1,000 up to a maximum equal to 50% of the existing account balance up to a total of $50,000 in any 12-month period. Loans are treated as a transfer (from) the investment fund to the Participant Loans Receivable fund. Loan repayment terms range from one month to five years and are secured by the balance in the participant's account. Loans bear interest at a rate commensurate with the current market rate when made. Loans made in 1997 and 1996 bear interest at 8.75%. Interest rates on loans made prior to 1996 range from 8.75% to 15.00%. Principal and interest are paid ratably through monthly payroll deductions. Repayments are transfers to the investment funds (from) the Participant Loans Receivable fund.

TRANSFERS

     Transfers represents net inter-plan and inter-fund transfers. Also included in transfers for 1997 are all amounts transferred to Fidelity from CIGNA.

ADMINISTRATION

     The Plan is administered by the Company's Retirement Board. The Board establishes rules of procedures and interprets the provisions of the Plan.

TERMINATION PROVISION

     The Company anticipates the Plan will continue without interruption, but reserves the right to discontinue the Plan at any time. In the event that such discontinuance results in the termination of the Plan, the Plan provides that each participant shall be fully vested with the amount in his/her individual account which includes earnings on the participant's contributions. The individual accounts of the participants shall continue to be administered by the administrator, or be distributed in a lump sum to the participants, as deemed appropriate by the administrator.

NOTE 3--INCOME TAXES:

     The Internal Revenue Service (IRS) has determined and informed the Company by a letter dated April 30, 1996, that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has been amended and restated since receiving the determination letter and the Company has applied for a new letter. However, the Plan administrator believes that the Plan is currently being operated in compliance with the applicable requirements of the IRC. Therefore, no provision for income taxes has been included in the Plan financial statements.

NOTE 4--RECORDKEEPING

     Individual participant account balances, allocation and investment options are maintained by FIIOC as of February 1, 1997 and CIGNA prior thereto based on enrollment and payroll information supplied by the Company.

                                   SCHEDULE I

                                   FORM 5500

           ITEM 27a--SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                              RMI TITANIUM COMPANY

                       EMPLOYEE SAVINGS & INVESTMENT PLAN

                                                                                          (E)
                 (B)                               (C)                      (D)         CURRENT
(A)           IDENTITY                  DESCRIPTION OF INVESTMENT           COST         VALUE
---           --------                  -------------------------           ----         -----
*    Fidelity Investments.......  Fidelity Magellan Fund                 $3,423,138   $ 3,832,989
*    Fidelity Investments.......  Fidelity Growth and Income Fund           855,717       949,783
*    Fidelity Investments.......  Fidelity Low Priced Stock Fund            261,159       274,580
*    Fidelity Investments.......  Fidelity Worldwide Fund                   442,550       442,289
*    Fidelity Investments.......  Fidelity Managed Income Portfolio       3,148,444     3,148,444
*    Fidelity Investments.......  Spartan U.S. Equity Index Fund            670,354       775,667
*    Fidelity Investments.......  RMI Titanium Company
                                  Common Stock Account                      632,988       664,626
--   Participant Loans..........  Interest Rates High 15.00%, Low 8.75%         N/A       170,807
                                                                                      -----------
                                                                             TOTAL:   $10,259,185
                                                                                      ===========

                          * DENOTES PARTY-IN-INTEREST

                                  SCHEDULE II

                                   FORM 5500

                 ITEM 27d--SCHEDULE OF REPORTABLE TRANSACTIONS

                              RMI TITANIUM COMPANY
                       EMPLOYEE SAVINGS & INVESTMENT PLAN

A. PURCHASES:

                                                                                                           NET
     IDENTITY OF        DESCRIPTION     NUMBER OF     PURCHASED    SELLING     COST OF      CURRENT       GAIN
   PARTY INVOLVED        OF ASSETS     TRANSACTIONS     PRICE       PRICE       ASSET        VALUE      OR (LOSS)
   --------------        ---------     ------------     -----       -----       -----        -----      ---------
Fidelity Investments   Fidelity
                       Magellan             57        $3,981,240     N/A      $3,981,240   $3,981,240     N/A
Fidelity Investments   Fidelity
                       Growth and
                       Income               51           897,523     N/A         897,523      897,523     N/A
Fidelity Investments   Fidelity
                       Worldwide            32           677,961     N/A         677,961      677,961     N/A
Fidelity Investments   Fidelity
                       Managed Income       55         3,970,404     N/A       3,970,404    3,970,404     N/A
Fidelity Investments   Spartan U.S.
                       Equity Index         50           805,307     N/A         805,307      805,307     N/A
B. SALES:
Fidelity Investments   Fidelity
                       Magellan             32           N/A       $590,888   $  558,102   $  590,888    $32,786
Fidelity Investments   Fidelity
                       Growth and
                       Income               12           N/A         43,709       41,806       43,709      1,903
Fidelity Investments   Fidelity
                       Worldwide            15           N/A        246,133      235,411      246,133     10,722
Fidelity Investments   Fidelity
                       Managed Income       56           N/A        821,960      821,960      821,960     N/A
Fidelity Investments   Spartan U.S.
                       Equity Index         13           N/A        149,961      134,954      149,961     15,007

                              RMI TITANIUM COMPANY

                                BARGAINING UNIT

                      EMPLOYEE SAVINGS AND INVESTMENT PLAN

                                 ANNUAL REPORT

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                  EXHIBIT 99.2

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Participants and Administrator
of RMI Titanium Company Bargaining Unit
Employee Savings and Investment Plan

     In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the RMI Titanium Company Bargaining Unit Employee Savings and Investment Plan (the Plan) at December 31, 1997 and 1996, and the changes in net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Schedules I and II is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by the Employee Retirement Income Security Act of 1974. The Fund Information in the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the changes in net assets available for benefits of each fund. Schedules I and II and the Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

PRICE WATERHOUSE LLP

Pittsburgh, Pennsylvania
June 15, 1998

                              RMI TITANIUM COMPANY

                                BARGAINING UNIT

                      EMPLOYEE SAVINGS AND INVESTMENT PLAN
                 STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

                           DECEMBER 31, 1997 AND 1996

                                                                 1997           1996
                                                                 ----           ----
Investments, at fair value:
  Fidelity Magellan Fund....................................  $ 6,527,023    $ 5,029,544
  Fidelity Growth and Income Fund...........................      821,523             --
  Fidelity Low Priced Stock Fund............................      309,518             --
  Fidelity Worldwide Fund...................................      167,828             --
  Fidelity Managed Income Portfolio.........................    4,242,875             --
  Spartan U.S. Equity Index Fund............................      562,364             --
  CIGNA Income and Growth Account...........................           --         75,456
  CIGNA Stock Market Index Account..........................           --        186,766
  CIGNA International Equity Account........................           --        136,512
  RMI Titanium Company Common Stock Account.................      853,331      1,185,574
  Participant Loans Receivable..............................      414,790        340,964
                                                              -----------    -----------
                                                               13,899,252      6,954,816
Investments, at contract value:
  CIGNA Guaranteed "Long-Term" Account......................           --      3,925,419
                                                              -----------    -----------
  Net assets available for benefits.........................  $13,899,252    $10,880,235
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              RMI TITANIUM COMPANY

                                BARGAINING UNIT

                      EMPLOYEE SAVINGS AND INVESTMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                 FIDELITY     FIDELITY                 FIDELITY      SPARTAN
                                     FIDELITY    GROWTH &    LOW PRICED   FIDELITY     MANAGED     U.S. EQUITY
                                     MAGELLAN     INCOME       STOCK      WORLDWIDE     INCOME        INDEX
                                       FUND        FUND         FUND        FUND      PORTFOLIO       FUND
                                       ----        ----         ----        ----      ---------       ----
Employees' contributions..........  $  628,256   $280,624     $122,058    $ 53,018    $  415,670    $177,147
                                    ----------   --------     --------    --------    ----------    --------
Investment income:
  Interest and dividend income....     454,093     35,775       24,285      14,848       214,325      11,805
  Net appreciation (depreciation)
     in fair value of
     investments..................     882,630     79,069       21,325      (3,409)           --      73,454
                                    ----------   --------     --------    --------    ----------    --------
                                     1,336,723    114,844       45,610      11,439       214,325      85,259
  Transfers.......................    (357,530)   428,846      143,443     103,371     3,741,567     302,042
                                    ----------   --------     --------    --------    ----------    --------
     Total net additions
       (deductions)...............   1,607,449    824,314      311,111     167,828     4,371,562     564,448
Participant's benefits paid.......    (109,970)    (2,791)      (1,593)         --      (128,687)     (2,084)
                                    ----------   --------     --------    --------    ----------    --------
     Total net deductions.........    (109,970)    (2,791)      (1,593)         --      (128,687)     (2,084)
                                    ----------   --------     --------    --------    ----------    --------
Increase (decrease) in net
  assets..........................   1,497,479    821,523      309,518     167,828     4,242,875     562,364
Net assets available for benefits:
     Beginning of year............   5,029,544         --           --          --            --          --
                                    ----------   --------     --------    --------    ----------    --------
     End of year..................  $6,527,023   $821,523     $309,518    $167,828    $4,242,875    $562,364
                                    ==========   ========     ========    ========    ==========    ========

   The accompanying notes are an integral part of these financial statements.

    CIGNA          CIGNA        CIGNA                            RMI
  GUARANTEED     INCOME &    STOCK MARKET       CIGNA       TITANIUM CO.    PARTICIPANT
 "LONG-TERM"      GROWTH        INDEX       INT'L. EQUITY   COMMON STOCK       LOANS
   ACCOUNT        ACCOUNT      ACCOUNT         ACCOUNT         ACCOUNT      RECEIVABLE       TOTAL
   -------        -------      -------         -------         -------      ----------       -----
 $    39,546     $  2,733     $   3,742       $   3,701      $   94,483      $      --    $ 1,820,978
 -----------     --------     ---------       ---------      ----------      ---------    -----------
      20,847           --            --              --              --         22,072        798,050
          --        3,152        12,845            (325)        319,164             --      1,387,905
 -----------     --------     ---------       ---------      ----------      ---------    -----------
      20,847        3,152        12,845            (325)        319,164         22,072      2,185,955
  (3,959,562)     (81,341)     (203,163)       (697,803)       (139,568)      (730,656)        54,748
 -----------     --------     ---------       ---------      ----------      ---------    -----------
  (3,899,169)     (75,456)     (186,576)       (136,192)       (317,009)        76,820      3,309,130
     (26,250)          --          (190)           (320)        (15,234)        (2,994)      (290,113)
 -----------     --------     ---------       ---------      ----------      ---------    -----------
     (26,250)          --          (190)           (320)        (15,234)        (2,994)      (290,113)
 -----------     --------     ---------       ---------      ----------      ---------    -----------
  (3,925,419)     (75,456)     (186,766)       (136,512)       (332,243)        73,826      3,019,017
   3,925,419       75,456       186,766         136,512       1,185,574        340,964     10,880,235
 -----------     --------     ---------       ---------      ----------      ---------    -----------
 $        --     $     --     $      --       $      --      $  853,331      $ 414,790    $13,899,252
 ===========     ========     =========       =========      ==========      =========    ===========

                              RMI TITANIUM COMPANY

                                BARGAINING UNIT

                      EMPLOYEE SAVINGS AND INVESTMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                    CIGNA                    RMI
                            CIGNA          FIDELITY      CIGNA      STOCK      CIGNA     TITANIUM CO.
                          GUARANTEED       MAGELLAN     INCOME &    MARKET     INT'L.       COMMON      PARTICIPANT
                         "LONG-TERM"     MUTUAL FUND     GROWTH     INDEX      EQUITY       STOCK          LOANS
                           ACCOUNT         ACCOUNT      ACCOUNT    ACCOUNT    ACCOUNT      ACCOUNT      RECEIVABLE       TOTAL
                           -------         -------      -------    -------    -------      -------      ----------       -----
Employees'
  contributions.......    $  566,322      $  549,387    $28,152    $ 25,266   $ 34,604    $   50,430     $     --     $ 1,254,161
                          ----------      ----------    -------    --------   --------    ----------     --------     -----------
Investment income:
  Interest and
    dividend income...       199,138         719,291         --          --         --            --       26,700         945,129
  Net appreciation
    (depreciation) in
    fair value of
    investments.......            --        (200,845)     5,276      23,107      9,882       830,375           --         667,795
                          ----------      ----------    -------    --------   --------    ----------     --------     -----------
                             199,138         518,446      5,276      23,107      9,882       830,375       26,700       1,612,924
  Transfers...........        40,583        (213,474)     6,806      88,350      9,744         1,858       34,137         (31,996)
                          ----------      ----------    -------    --------   --------    ----------     --------     -----------
    Total net
      additions.......       806,043         854,359     40,234     136,723     54,230       882,663       60,837       2,835,089
                          ----------      ----------    -------    --------   --------    ----------     --------     -----------
Participant's benefits
  paid................      (246,226)       (110,000)        --      (1,119)        --        (4,829)          --        (362,174)
                          ----------      ----------    -------    --------   --------    ----------     --------     -----------
    Total net
      deductions......      (246,226)       (110,000)        --      (1,119)        --        (4,829)          --        (362,174)
                          ----------      ----------    -------    --------   --------    ----------     --------     -----------
Increase in net
  assets..............       559,817         744,359     40,234     135,604     54,230       877,834       60,837       2,472,915
Net assets available
  for benefits:
  Beginning of year...     3,365,602       4,285,185     35,222      51,162     82,282       307,740      280,127       8,407,320
                          ----------      ----------    -------    --------   --------    ----------     --------     -----------
  End of year.........    $3,925,419      $5,029,544    $75,456    $186,766   $136,512    $1,185,574     $340,964     $10,880,235
                          ==========      ==========    =======    ========   ========    ==========     ========     ===========

   The accompanying notes are an integral part of these financial statements.

                              RMI TITANIUM COMPANY
              BARGAINING UNIT EMPLOYEE SAVINGS AND INVESTMENT PLAN
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 1--SUMMARY OF ACCOUNTING POLICIES:

ACCOUNTING METHOD

     The financial statements of the RMI Titanium Company Bargaining Unit Employee Savings and Investment Plan (the Plan) use the accrual method of accounting.

USE OF ESTIMATES

     Generally accepted accounting principles require management to make certain estimates and assumptions relating primarily to the fair market value of certain Plan assets. For additional information on the fair market value of Plan assets, see "Investments" below.

INVESTMENTS

     Effective February 1, 1997, RMI Titanium Company (the Company) changed the Plan Recordkeeper from CIGNA to Fidelity Investments Institutional Operations Company (FIIOC). Concurrently, new investment options in Fidelity managed funds were made available to plan participants. Existing balances in CIGNA managed funds were transferred to the Fidelity fund most closely matching the stated investment strategy. The RMI Titanium Company Common Stock investment option was retained.

     Available investment options at 12-31-97 are as follows:

         RMI Titanium Company Common Stock
         Fidelity managed mutual fund accounts:
              Fidelity Magellan Fund
              Fidelity Growth and Income Fund
              Fidelity Low Priced Stock Fund
              Fidelity Worldwide Fund
              Spartan U.S. Equity Index Fund
         Fidelity Managed Income Portfolio
              (stable value fund)

     Investments in Fidelity managed funds and RMI Titanium Company Common Stock are valued at fair market value based on published quotations. For the year ended December 31, 1996, the guaranteed investment contract was valued at contract value, which approximated market value, and included approximately $106,000 of assets which were allocated in accordance with participants chosen investment elections in effect at the time the funds were withheld. Security transactions are recorded as of the settlement date. All CIGNA managed funds were valued by CIGNA based on the published quotations of the underlying investments within each of the funds and reflected current market value.

FUNDING

     The Plan is funded by contributions from the participating employees of the Company. The costs of administering the Plan and the trust are borne by the Company.

PAYMENT OF BENEFITS

     Benefits are recorded when paid.

NOTE 2--DESCRIPTION OF PLAN:

GENERAL

     The Plan Sponsor is RMI Titanium Company (the Company). The Company is a successor to entities that have been operating in the titanium industry since 1958. The Company's operations are conducted primarily in one business segment, the production and marketing of titanium metal and related products.

     The following description of the Plan provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

     The Plan is a defined contribution plan covering full-time union represented employees who are at least 21 years of age and have one year of service. Effective July 1, 1996, eligibility was amended to at least 21 years of age and three months of service. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

CONTRIBUTIONS

     Participants may contribute from 1% to 15% of salary through payroll deduction. Pre-tax contributions are subject to annual limitations as prescribed by law ($9,500 in 1996 and 1997). Contributions are directed by the participants into any one or all of the investment options. Participants may change their elections of investment funds by calling the recordkeeper directly. Participants are 100% vested in their accounts at all times.

PAYMENT OF BENEFITS

     Participants or their beneficiaries are entitled to the full current value of their account in the Plan upon:

         Retirement;
         Termination of Employment with the Company;
         or Death

     Participants may also make written application to the administrator for withdrawal of all or a portion of their account balance for certain limited situations qualifying as financial hardships under Internal Revenue Service guidelines in effect at the time of the withdrawal.

PARTICIPANT LOANS RECEIVABLE

     Participants may borrow from their accounts a minimum of $1,000 up to a maximum equal to 50% of the existing account balance up to a total of $50,000 in any 12-month period. Loans are treated as a transfer (from) the investment fund to the Participant Loans Receivable fund. Loan repayment terms range from one month to five years and are secured by the balance in the participant's account. Loans bear interest at a rate commensurate with the current market rate when made. Loans made in 1997 and 1996 bear interest at 8.75%. Interest rates on loans made prior to 1996 range from 8.75% to 15.00%. Principal and interest are paid ratably through monthly payroll deductions. Repayments are transfers to the investment funds (from) the Participant Loan Receivable fund.

TRANSFERS

     Transfers represents net inter-plan and inter-fund transfers. Also included in transfers for 1997 are all amounts transferred to Fidelity from CIGNA.

ADMINISTRATION

     The Plan is administered by the Company's Retirement Board. The Board establishes rules of procedures and interprets the provisions of the Plan.

TERMINATION PROVISION

     The Company anticipates the Plan will continue without interruption, but reserves the right to discontinue the Plan at any time subject to the provision of the collective bargaining agreement. In the event that such discontinuance results in the termination of the Plan, the Plan provides that each participant shall be fully vested with the amount in his/her individual account which includes earnings on the participant's contributions. The individual accounts of the participants shall continue to be administered by the administrator, or be distributed in a lump sum to the participants, as deemed appropriate by the administrator.

NOTE 3--INCOME TAXES:

     The Internal Revenue Service (IRS) has determined and informed the Company by a letter dated April 30, 1996, that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has been amended and restated since receiving the determination letter and the Company has applied for a new letter. However, the Plan administrator believes that the Plan is currently being operated in compliance with the applicable requirements of the IRC. Therefore, no provision for income taxes has been included in the Plan financial statements.

NOTE 4--RECORDKEEPING

     Individual participant account balances, allocation and investment options are maintained by FIIOC from February 1, 1997 and CIGNA prior thereto based on enrollment and payroll information supplied by the Company.

                                   SCHEDULE I

                                   FORM 5500

           ITEM 27a--SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                              RMI TITANIUM COMPANY

               BARGAINING UNIT EMPLOYEE SAVINGS & INVESTMENT PLAN

                                                                                          (E)
                 (B)                               (C)                      (D)         CURRENT
(A)           IDENTITY                  DESCRIPTION OF INVESTMENT           COST         VALUE
---           --------                  -------------------------           ----         -----
*    Fidelity Investments.......  Fidelity Magellan Fund                 $5,859,312   $ 6,527,023
*    Fidelity Investments.......  Fidelity Growth and Income Fund           740,945       821,523
*    Fidelity Investments.......  Fidelity Low Priced Stock Fund            290,347       309,518
*    Fidelity Investments.......  Fidelity Worldwide Fund                   172,097       167,828
*    Fidelity Investments.......  Fidelity Managed Income Portfolio       4,242,875     4,242,875
*    Fidelity Investments.......  Spartan U.S. Equity Index Fund            489,635       562,364
*    RMI Titanium Company.......  RMI Titanium Company                      772,324       853,331
                                  Common Stock Account
--   Participant Loans..........  Interest Rates High 15.00%, Low 8.75%         N/A       414,790
                                                                                      -----------
                                                                             TOTAL:   $13,899,252
                                                                                      ===========

                         * DESIGNATED PARTY-IN-INTEREST

                                  SCHEDULE II

                                   FORM 5500

                 ITEM 27d--SCHEDULE OF REPORTABLE TRANSACTIONS

                              RMI TITANIUM COMPANY
               BARGAINING UNIT EMPLOYEE SAVINGS & INVESTMENT PLAN

A. PURCHASES:

                                                                                                             NET
     IDENTITY OF        DESCRIPTION     NUMBER OF     PURCHASED     SELLING      COST OF      CURRENT       GAIN
   PARTY INVOLVED        OF ASSETS     TRANSACTIONS     PRICE        PRICE        ASSET        VALUE      OR (LOSS)
   --------------        ---------     ------------     -----        -----        -----        -----      ---------
Fidelity Investments   Fidelity
                       Magellan             89        $6,595,658      N/A       $6,595,658   $6,595,658     N/A
Fidelity Investments   Fidelity
                       Growth and
                       Income               82           801,833      N/A          801,833      801,833     N/A
Fidelity Investments   Fidelity Low
                       Priced Stock         46           404,544      N/A          404,544      404,544     N/A
Fidelity Investments   Fidelity
                       Managed Income
                       Portfolio            89         5,397,624      N/A        5,397,624    5,397,624     N/A
Fidelity Investments   Spartan U.S.
                       Equity Index         55           528,466      N/A          528,466      528,466     N/A
B: SALES
Fidelity Investments   Fidelity
                       Magellan             57           N/A       $  772,491   $  736,339   $  772,491    $36,152
Fidelity Investments   Fidelity
                       Growth and
                       Income               22           N/A           63,231       60,888       63,231      2,343
Fidelity Investments   Fidelity Low
                       Priced Stock         13           N/A          121,362      114,198      121,362      7,164
Fidelity Investments   Fidelity
                       Managed Income
                       Portfolio            91           N/A        1,154,749    1,154,749    1,154,749     N/A
Fidelity Investments   Spartan U.S.
                       Equity Index         16           N/A           41,192       38,831       41,192      2,361